Form 10-Q
period 1996-06-30
SYNC RESEARCH INC
filed 1996-08-12
CIK 1000695

- - --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                               -----------------------

                                      Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL QUARTER ENDED JUNE 30, 1996, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from _____ to _________.
                           Commission file number:  0-26952

                                 SYNC RESEARCH, INC.
                (Exact name of Registrant as specified in its charter)

         Delaware                                33-0676350
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)




                                     7 Studebaker
                                  Irvine, CA  92718
                       (Address of principal executive offices)
         Registrant's telephone number, including area code:  (714) 588-2070
                    ---------------------------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

YES   X           NO
     ---              ---

    As of July 15, 1996, 13,987,315 shares of the Registrant's Common Stock were issued and outstanding.
- - --------------------------------------------------------------------------------

                                 SYNC RESEARCH, INC.


                                        INDEX


                                                                           PAGE


Part I.  Financial Information                                                3


    Item 1.   a)   Condensed balance sheets at June 30, 1996 (unaudited)
                   and December 31, 1995                                      3

              b)   Condensed statements of operations (unaudited)
                   for the three-month and six-month periods
                   ended June 30, 1996 and June 30,1995                       4

              c)   Condensed statements of cash flows (unaudited)
                   for the six-month periods ended
                   June 30, 1996 and June 30, 1995                            5

              d)   Notes to condensed financial statements                    6


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8


Part II. Other Information                                                   21

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 SYNC RESEARCH, INC.

                               CONDENSED BALANCE SHEETS

                                        ASSETS

                                                   JUNE 30,       DECEMBER 31,
                                                    1996              1995
                                                --------------   --------------
                                                  (UNAUDITED)

Current assets:
  Cash and cash equivalents                     $30,040,885      $48,924,912
  Short-term investments                         11,756,939               --
  Accounts and other receivables, net             6,285,725        5,461,646
  Inventories                                     4,565,093        3,689,237
  Prepaid expenses and other current assets         657,556          304,122
                                                --------------   --------------
                                                --------------   --------------

Total current assets                             53,306,198       58,379,917

Furniture, fixtures and equipment, net            1,808,064        1,222,709
Other assets                                        360,784          324,935
                                                --------------   --------------

      Total assets                              $55,475,046      $59,927,561
                                                --------------   --------------
                                                --------------   --------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities       $3,094,297       $4,692,040
  Bank borrowings and current maturities
     of capitalized lease obligations                40,362           37,330
                                                --------------   --------------

Total current liabilities                         3,134,659        4,729,370

Capitalized lease obligations less current
  maturities                                        154,450          145,128

Stockholders' equity:
  Common stock, $.001 par value:
     Authorized shares--15,000,000
     Issued and outstanding shares-
     13,977,225  at June 30, 1996
     and 13,726,684 December 31, 1995                13,977           13,727
  Additional paid-in capital                     63,109,811       63,050,633
  Deferred compensation                            (246,097)        (421,002)
  Accumulated deficit                           (10,691,754)      (7,590,295)
                                                --------------   --------------

Total stockholders' equity                       52,185,937       55,053,063
                                                --------------   --------------

Total liabilities and stockholders' equity      $55,475,046      $59,927,561
                                                --------------   --------------
                                                --------------   --------------

See accompanying notes.

                                 SYNC RESEARCH, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                       1996           1995          1996           1995
                                  ------------   ------------   ------------    ------------
Net revenues                      $4,060,671     $5,266,729    $10,079,189     $9,452,771

Cost of sales                      2,232,455      2,411,302      5,832,688      4,030,452
                                  ------------   ------------   ------------    ------------
   Gross profit                    1,828,216      2,855,427      4,246,501      5,422,319

Operating expenses:
   Research and development        1,314,705        856,130      2,380,519      1,535,618
   Selling and marketing           2,438,068      1,549,866      4,694,949      3,071,680
   General and administrative        906,358        447,281      1,492,942        815,081
                                  ------------   ------------   ------------    ------------

   Total operating expenses        4,659,131      2,853,277      8,568,410      5,422,379
                                  ------------   ------------   ------------    ------------

Operating income (loss)           (2,830,915)         2,150     (4,321,909)           (60)
Interest expense                      16,771         20,758         36,926         42,751
Interest income                      605,990         27,761      1,257,376         60,062
                                  ------------   ------------   ------------    ------------

Income (loss) before income taxes (2,241,696)         9,153     (3,101,459)        17,251

Provision for income taxes                --             --             --          1,556
                                  ------------   ------------   ------------    ------------

Net income (loss)                ($2,241,696)        $9,153    ($3,101,459)       $15,695
                                  ------------   ------------   ------------    ------------
                                  ------------   ------------   ------------    ------------

Net income (loss) per share          ($0.161)        $0.002        ($0.223)        $0.003
                                  ------------   ------------   ------------    ------------
                                  ------------   ------------   ------------    ------------

Shares used in computing net
   income (loss) per share        13,963,471      5,337,413     13,904,472      5,314,035
                                  ------------   ------------   ------------    ------------
                                  ------------   ------------   ------------    ------------

Pro forma net income per share                       $0.001                        $0.001
                                                 ------------                   ------------
                                                 ------------                   ------------

Shares used in computing pro forma
   net income per share                          12,940,653                    12,917,275
                                                 ------------                   ------------
                                                 ------------                   ------------



See accompanying notes.

                                 SYNC RESEARCH, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES                   1996            1995
                                                   ------------     ----------
 Net income (loss)                                 ($3,101,459)       $15,695
 Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                       362,895        209,182
   Provision for losses on accounts receivable         264,031         18,873
   Deferred compensation expense                       174,905         33,000
   Changes in operating assets and liabilities      (3,950,990)      (821,458)
                                                   -----------      ---------
Net cash used in operating activities               (6,250,618)      (544,708)
CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in marketable securities              (11,756,939)            --
 Purchase of furniture, fixtures and equipment        (916,715)      (309,433)
                                                   -----------     ----------
Net cash used in investing activities              (12,673,654)      (309,433)
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on capitalized lease obligations             (19,183)       (39,911)
 Proceeds from common stock options exercised           59,428        155,653
                                                   -----------     ----------
Net cash provided by financing activities               40,245        115,742
                                                   -----------     ----------

Net decrease in cash and cash equivalents          (18,884,027)      (738,399)
Cash and cash equivalents at beginning of period    48,924,912      4,220,618
                                                   -----------     ----------

Cash and cash equivalents at end of period         $30,040,885     $3,482,219
                                                   -----------     ----------
                                                   -----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid                                    $36,780        $44,962
                                                  ------------     ----------
                                                  ------------     ----------

   Income taxes paid                                $39,500         $1,556
                                                  ------------     ----------
                                                  ------------     ----------

See accompanying notes.

                                 SYNC RESEARCH, INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       BASIS OF PRESENTATION

         The condensed balance sheets as of June 30, 1996, the condensed statements of income for the three month and six month periods ended June 30, 1996 and 1995 and the condensed statements of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by Sync Research, Inc. (the "Company") without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

2.       MERGER

         On June 27, 1996, the Company entered into an Agreement and Plan of Reorganization with TyLink Corporation (TyLink), pursuant to which TyLink is expected to be merged with and into a newly created subsidiary of the Company. Under the agreement, the Company will issue a maximum of 2,780,000 shares of its common stock and will pay a maximum of $4 million for all of the outstanding shares of TyLink capital stock. This business combination is expected to be completed in the third quarter of 1996 and be accounted for as a pooling of interests.

3.       CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

         The Company invests its excess cash in money market funds and debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers investments with original maturities between three and twelve months to be short-term investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. There were no significant unrealized gains or losses at June 30, 1996.

4.       INVENTORIES

         Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                              JUNE 30,              DECEMBER 31,
                                                1996                    1995
                                            -----------             ------------
         Raw Materials                      $1,810,298             $  2,112,534
         Work in Process                     1,094,159                  861,799
         Finished Goods                      1,660,636                  714,904
                                            -----------             ------------

                                           $  4,565,093               $3,689,237
                                            -----------             ------------
                                            -----------             ------------

5.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 1996, the Company adopted the FASB Statement of
Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) was issued and is effective for 1996. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosure required by FAS 123 in its annual financial statements for 1996, accordingly, the adoption of the standard will not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected the Company's results. The Company's actual results for future quarters could differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

OVERVIEW

    Sync Research, Inc. ("Sync" or the "Company") is a wide-area network
("WAN") access company, providing internetworking solutions for International Business Machines Corporation ("IBM") customers' wide-area networks. Sync develops, markets and supports advanced networking products that adapt IBM Systems Network Architecture ("SNA") networks to emerging switched WAN services such as Frame Relay. Sync products also support the integration of the installed-base SNA and emerging client/server network applications using these new WAN services. Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. In these networks, wide-area circuit costs are significant. Frame Relay has emerged as a less expensive, more efficient, direct substitute for such traditional leased-line connections. The market for Frame Relay services and equipment is expected to exceed $5 billion in 1998, and it is estimated that more than half of all data traffic on Frame Relay networks in 1999 will be attributable to SNA. As a Frame Relay pioneer, the Company was an early developer of SNA-over-Frame Relay solutions, which provided the basis for its current product family. The Company believes it is a recognized leader in SNA-centric networking solutions.

    The Company has established strategic sales channels to its prospective market through marketing and sales relationships with selected, leading communications and networking companies. The Company intends to leverage its expertise in SNA-based networks to develop additional channel partnerships and other marketing relationships, while maintaining direct sales, marketing and systems engineering activities in order to respond directly to end user needs and to support the sales efforts of its channel partners.

PROPOSED ACQUISITION OF TYLINK CORPORATION

    On June 27, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with TyLink Corporation ("TyLink"), pursuant to which, if certain closing conditions are met, TyLink will be merged with and into a subsidiary of the Company (the "Merger") and will become a wholly-owned subsidiary of the Company. Pursuant to the Agreement, the Company will indirectly acquire all of the outstanding shares of capital stock of TyLink and assume all of the outstanding options to purchase TyLink stock for a maximum consideration of 2,780,000 shares of Company Common Stock (the "Merger Shares") and a maximum payment of $4 million to the holders of TyLink Series B Preferred Stock. The consummation of the Merger is subject to certain conditions to closing, including, but not limited to, the approval of the TyLink stockholders. If all closing conditions are satisfied and no termination event exists, it is expected that the Merger will be completed in the third quarter. The Merger is expected to be accounted for as a pooling of interests.

    TyLink is a supplier of network-manageable access products for wide area digital networks. TyLink designs, manufactures, markets, and supports stand-alone and central site digital access products that enable certain applications (such as Internet access and local-area network ("LAN") internetworking) to communicate over long distances using dedicated digital networks or public carrier's frame relay or ISDN infrastructures.

    There can be no assurance that the Merger will be consummated, or, if consummated, that the operations and personnel of TyLink will be successfully assimilated into the Company's business. The risks associated with the Merger include the potential disruption of the respective ongoing businesses of TyLink and the Company, the inability of the Company's management to maximize the financial and strategic position of the combined entity through successful incorporation of TyLink's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. In addition, the combined entity will incur significant expenses as a result of the negotiation and implementation of the Merger. These factors could have a material adverse effect on the Company's business, financial condition and operating results.

RESULTS OF OPERATIONS

    NET REVENUES

    The Company derives its revenues primarily from sales of advanced wide-area networking products, which are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates, which have not been material to date, are recognized ratably over the term of the maintenance period, which is typically 12 months.

    Net revenues for the second quarter of 1996 were $4.1 million, a decrease of 23% from the net revenues of $5.3 million for the second quarter of 1995. For the six months ended June 30, 1996, net revenues were $10.1 million or 7% higher than the net revenues of $9.5 million in the same period in the prior year. The lower net revenues for the second quarter ended June 30, 1996 reflect a slower-than-expected transition of IBM customers to frame relay, a longer sales cycle on certain large transactions, and delays in the development of relationships with major carrier partners. The increase in net revenues in the six month period ended June 30, 1996 was primarily due to increased acceptance of the Company's FrameNode products and overall growth in sales to channel partners and other resellers, which was offset in part by lower average selling prices. Sales to channel partners and other resellers accounted for 90% of net revenues in the second quarter of 1996 and 88% of net revenues in the six months ended June 30, 1996 as compared with 82% and 80%, respectively, in the comparable prior year periods. Sales of the Company's FrameNode products represented approximately 35% of net revenues for the second quarter of 1996 and 59% of net revenues for the six months ended June 30, 1996 as compared to 31% and 28% for the comparable prior year periods. Sales of the Company's older family of products, ConversionNode (SDLC Conversion), represented 65% and 41% of net revenues in the three and six months ended June 30, 1996, respectively, as compared to 69% and 72% in the comparable prior year periods. On a forward looking basis, the Company expects that average selling prices will continue to decline and that sales through channel partners and other resellers will continue to account for a substantial majority of net revenues, although the mix of channel partners and other resellers may change from period to period. On a forward looking basis, sales of the Company's FrameNode products are expected to grow as a percentage of net revenues as the older ConversionNode product family declines.

    GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products and compensation paid to employees in the Company's manufacturing organization.

    Gross profit decreased to $1.8 million for the second quarter of 1996 from $2.9 million in the second quarter of 1995, primarily because of lower net revenues, lower average selling prices and lower margins earned on increased sales through channel partners and other resellers, which were partially offset by lower manufacturing costs. For the six months ended June 30, 1996, gross profits decreased to $4.2 million as compared to $5.4 million in the prior year period, primarily because of lower margins earned on increased sales to channel partners and other resellers and lower average selling prices, which were partially offset by increased net revenue and lower manufacturing costs.

    Gross profit as a percentage of net sales decreased to 45% and 42% for the three and six months ended June 30, 1996, respectively, as compared to 54% and 57% for the comparable prior year periods primarily because of increased sales to channel partners and resellers and lower average prices, which were partially offset by lower manufacturing costs.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel engaged in research and development, including consultants; amounts paid for outside services; costs of materials utilized in the development of hardware products, including prototype units; and license fees and other payments to acquire rights to technology. The Company expenses all research and development costs as incurred. Research and development expenses increased in the three and six months ended June 30, 1996 to $1.3 million and $2.4 million, respectively, as compared to $0.9 million and $1.5 million in the comparable prior year periods. The increased expenses in both the three and six months ended June 30, 1996 were primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products. The Company believes that significant research and development efforts are necessary in order for it to compete in the evolving marketplace in which it operates. Accordingly, if the Company is successful in hiring additional development engineers, research and development expenditures are expected, on a forward looking basis, to continue to increase in absolute dollars.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses increased to $2.4 million for the second quarter of 1996 and $4.7 million for the six months ended June 30, 1996 as compared to $1.6 million and $3.1 million for the second quarter of 1995 and six months ended June 30, 1995, respectively. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build-up of the channel sales organization.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants and for professional services, and costs incurred in recruiting senior management personnel. General and administrative expenses increased to $0.9 million and $1.5 million for the three and six months ended June 30, 1996, respectively, as compared with $0.4 million and $0.8 million for the comparable prior year periods in 1995. The increases were primarily due to increased hiring, expenditures related to the negotiation of the agreement to acquire TyLink Corporation and costs related to public company and investor relation activities since the Company completed its initial public offering in

November 1995. Regardless of whether the Merger is consummated, the Company expects, on a forward looking basis, to incur significant merger-related expenses in the third quarter of 1996, and, as a result, general and administrative expenses will increase in the third quarter of 1996.

    The Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares and will, therefore, continue to have an adverse effect on the Company's results of operations. Included in operating expenses and cost of sales for the three and six months ended June 30, 1996 were $83,000 and $175,000 of such expenses, respectively, as compared to $26,000 and $33,000 for the comparable prior year periods.

    Net interest income was $0.6 million in the second quarter of 1996 and $1.2 million for the six months ended June 30, 1996 as compared to $7,000 and $17,000, respectively, in the comparable prior year periods, as a result of significantly higher cash balances from the Company's initial public offering in November 1995.

    INCOME TAXES

    No tax provision was recorded in the first or second quarter of 1996 because of the Company's loss position. In the first quarter of 1995, a provision of $1,556 was recorded to recognize federal and state alternative minimum taxes. No tax provision was recorded in the second quarter of 1995. As of December 31, 1995, the Company had approximately $5.7 million of net operating loss carryforwards, which begin expiring in 2006, available to offset future federal income tax liabilities. A valuation allowance has been established for the entire deferred tax asset related to those net operating losses. When realized, the federal and state tax benefits related to the reversal of this valuation allowance will be applied to reduce income tax expense, except for the portion of the net operating losses that relates to the deductions for the exercise of non-qualified stock options, which will be directly credited to additional paid in capital. There can be no assurance that the Company will be able to utilize its net operating loss carryforwards prior to their expiration.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1996, the Company's principal sources of liquidity consisted of $30.0 million of cash and cash equivalents, $11.8 million of short-term investments and a $3.0 million unsecured bank line of credit which expires October 5, 1996, and bears interest at the bank's prime lending rate plus 0.5% (9.0% at June 30, 1996). As of June 30, 1996, there were no outstanding borrowings under this agreement.

    During the six month period ended June 30, 1996, $11.8 million of the Company's cash was invested in high grade commercial paper with maturities of more than three months. Also, during the six months ended June 30, 1996, cash utilized by operating activities was $6.3 million, compared to $0.5 million for the six months ended June 30, 1995. Cash utilized during the six month period ended June, 30 1996 was due primarily to the Company's net loss, a reduction in accounts payable and accrued liabilities, an increase in inventory and an increase in accounts receivable of $3.1 million, $1.6 million, $0.9 million and $0.8 million, respectively. These changes reflected the higher operating loss, lower level of purchasing and related payables, higher levels of inventory and slower collections of accounts receivable in the first six months of 1996. Capital expenditures during the first six months of 1996 were $0.9 million, compared to $0.3 million for the prior year period, which reflects an increase in staffing and the establishment of improved hardware and software test capability.

    The Company has entered into a new seven year lease and will relocate its primary operations during the fourth quarter of 1996. Therefore, the Company expects, on a forward looking basis, that lease, operating and maintenance costs will increase in future periods. In addition, the Company anticipates that it will expend approximately $1.0 million for leasehold improvements related to the facility.

    The Company believes, on a forward looking basis, that available existing cash, cash equivalents and short-term investments, together with its bank facility and cash flows expected to be generated from operations, will be sufficient to meet its anticipated working capital requirements for the foreseeable future.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the above discussion under "Proposed Acquisition of TyLink Corporation," "Results of Operations" and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties. These and other factors that may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company are described below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

    The Company experienced operating losses in fiscal years 1991, 1992, 1993, and 1994, limited profitability in 1995 and operating losses for the quarters ended March 31, 1996 and June 30, 1996. As of June 30, 1996, the Company had an accumulated deficit of approximately $10.7 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that can cause the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; increases in the length of the sales cycles for the Company's products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; production or quality problems; changes in material costs; disruption in sources of supply; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

    The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. In addition, sales of the Company's products typically involve a sales cycle of several months from the point of initial customer contact until receipt of the first system order. There can be no assurance that average sales cycles will not increase in future periods. Furthermore, due to the Company's focus on its channel partner marketing strategy, the Company's revenues in any period are highly dependent upon the sales efforts and success of Sync's channel partners and other resellers, which are not within the control of the

Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. A significant portion of the Company's expenses are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending in response to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, it is possible that in some future quarter the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially and adversely affected.

    DEPENDENCE ON THE IBM CUSTOMER BASE

    The Company's products are targeted at the large installed base of IBM customers utilizing SNA networks. These customers are likely to follow recommendations from IBM with respect to products or services to support their SNA networks. In 1994, IBM announced support for Frame Relay, and IBM's current SNA and WAN products incorporate a Frame Relay interface, and a wide array of Frame Relay switching and termination functions. In August 1995, the Company entered into a cooperative marketing agreement with IBM. In March 1996, Sync and IBM announced a new strategic relationship in which IBM will make available Sync's FrameNode product family under the IBM logo. There can be no assurance that IBM will continue to support Frame Relay, that IBM will not develop SNA-over-Frame Relay products competitive with the Company's products, that either the cooperative marketing arrangement or the new strategic relationship between the Company and IBM will be successful, that IBM will not terminate the cooperative marketing agreement or the new strategic relationship or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

    UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL
    APPLICATIONS

    The growth in the Company's net revenues in the first six months of 1996 relative to the first six months of 1995 was due in part to growth in sales of Sync's FrameNode products, which enable SNA and client/server internetworking over Frame Relay. The market for SNA-over-Frame Relay products is relatively new and still evolving. The success of the Company and its channel partners in generating significant sales of FrameNode products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to Frame Relay. In addition, broad acceptance of Frame Relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing Frame Relay, the market for Frame Relay networking products, such as FrameNode, could be adversely affected. There can be no assurance that the market will adopt Frame Relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

    UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT
    CONCENTRATION

    The Company currently derives substantially all of its revenues from its ConversionNode and FrameNode products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of, and continuing demand for, these products, especially FrameNode, is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include the extent to which Frame Relay is adopted for mission-critical applications, the availability and price of competing products and technologies, announcements by IBM relating to products, services or pricing relevant to the Company, the success of the sales efforts of the Company and its resellers and tariff rates for carrier services. Moreover, the Company's operating history in the WAN internetworking market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company is pursuing a channel partner sales and marketing strategy focused on establishing marketing partnerships with selected communications and networking companies, as well as carriers. The Company currently maintains marketing and sales arrangements with selected, leading communications and networking companies such as 3Com and NET and, most recently, IBM, as well as carriers such as Sprint Corp., GTE Corp. CompuServe, Inc., Ameritech and MCI Communications. The Company relies on its network of channel partners and other resellers for a substantial majority of its revenues, including virtually all of its sales outside of the United States. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions and provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its channel partners may in the future develop competitive products, and, if they do so, they may decide to terminate their relationships with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its channel partners could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's channel partners and other resellers account, and are expected to continue to account, for a substantial majority of the Company's net revenues. Sales through channel partners and other resellers accounted for 84.9%, 72.8% and 64.8% of Sync's net revenues in 1995, 1994 and 1993, respectively. Sales to 3Com accounted for 27.0% and 12.8% of the Company's net revenues in 1995 and 1994, respectively. The Company believes the relative amount of revenues derived from sales to 3Com will likely decline as competitive products impact the conversion product business. During 1995, sales to Cabletron accounted for 16.8% of the Company's net revenues, but sales to Cabletron have declined substantially in 1996, and there can be no assurance that sales to Cabletron will increase in the future. Each of the Company's channel partners or other resellers can cease marketing the Company's products at the reseller's option, under certain conditions, with limited notice and with little or no penalty. There can be no assurance that the Company will retain its current channel partners or other resellers or that it will be able to recruit additional or replacement channel partners. The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition.
The Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

    RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

    The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. For example, the Company believes that the development of products supporting asynchronous transfer mode ("ATM"), which many industry experts expect to be the next generation networking standard, may be critical to the Company's future success. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company has on occasion experienced delays in the introduction of product enhancements and new products. There can be no assurance that in the future the Company will be able to introduce product enhancements or new products on a timely basis. Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

    PRODUCT ERRORS

    Products as complex as those offered by the Company may contain undetected software or hardware errors when first introduced or as new versions are released. Such errors have occurred in the past, and there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new or enhanced products after commencement of commercial shipments. Moreover, there can be no assurance that once detected, such errors can be corrected in a timely manner, if at all. Software errors may take several months to correct, if they can be corrected at all, and hardware errors may take even longer to rectify. The occurrence of such software or hardware errors, as well as any delay in correcting them, could result in the delay or loss of market acceptance of the Company's products, additional warranty expense, diversion of engineering and other resources from the Company's product development efforts or the loss of credibility with Sync's channel partners and other resellers, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include LAN networking companies such as Cisco Systems, Inc. ("Cisco"), Hypercom Inc. ("Hypercom") and Motorola Information Systems Group, Netlink, Inc. ("Netlink"), an internetworking company, carriers and other providers of telecommunications equipment and services. Potential competitors include other LAN networking companies, Frame Relay switching companies, IBM and the Company's other channel partners. Certain of these companies, including Cisco, Hypercom, Netlink and Bay Networks, Inc., have announced their intention to target the SNA-over-Frame Relay market, and Cisco has recently introduced new products for this market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or will be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Furthermore, the Company expects that certain of its channel partners will in the future develop competitive products and may then decide to terminate their relationships with the Company. Consequently, the Company expects to encounter increased competition, particularly in the Frame Relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

    DEPENDENCE ON CONTRACT MANUFACTURERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company subcontracts most component kitting and printed circuit board assembly to companies that specialize in those services. In addition, the Company has an arrangement with a contract manufacturer pursuant to which the Company intends to outsource substantial portions of its procurement, assembly and system integration operations. The Company expects to enter into similar arrangements with other contract manufacturers. To date, the Company has had only limited experience with the use of contract manufacturers. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's manufacturing procedures are designed to assure rapid response to customer orders, but may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts. The Company increased manufacturing capacity in 1995 and 1996 through the expansion of its relationships with contract manufacturers and internal manufacturing resources. Any manufacturing delays, inability to increase manufacturing capacity as required or failure to forecast accurately inventory requirements could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON SUPPLIERS

    Certain key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, other selected integrated circuits and cables, custom-molded plastics and custom-tooled sheet metal and limited-sourced components, including flash memories, dynamic random access memories ("DRAMs"), printed circuit boards and selected integrated circuits. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. The Company uses a rolling six-month forecast based on anticipated orders to determine its general materials and manufacturing staffing requirements. Lead times for materials and components ordered by the Company vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components. From time to time the Company has experienced shortages of certain components and has paid above-market prices to acquire such components on an accelerated basis or has experienced delays in fulfilling orders while waiting to obtain the necessary components. Such shortages may occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 5.9%, 8.6%, 11.6% and 14.4% of the Company's net revenues in the six months ended June 30, 1996 and in 1995, 1994 and 1993, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as Frame Relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

    DEPENDENCE ON PROPRIETARY TECHNOLOGY

    The Company's future success depends, in part, upon its proprietary technology. The Company does not hold any patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time-consuming and could have a material adverse effect on the Company's business, operating results and financial condition regardless of the outcome of such litigation.

    TARIFF AND REGULATORY MATTERS

    Rates for public telecommunications services, including features and capacity of such services, are governed by tariffs determined by carriers and subject to regulatory approval. Future changes in these tariffs could have a material effect on the Company's business. For example, should tariffs for Frame Relay services increase in the future relative to tariffs for dedicated leased lines, the cost-effectiveness of the Company's products could be reduced, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, carriers require that equipment connected to their networks comply with their own standards, which in part reflect their currently installed equipment. Some public carriers have installed equipment that does not fully comply with current industry standards, and this noncompliance must be addressed in the design of the Company's products. Any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

    MANAGEMENT OF EXPANDING OPERATIONS

    The Company has recently experienced rapid growth and expansion, which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for existing management personnel and the hiring of significant new management personnel. For example, three of the Company's seven current executive officers joined the Company in

1995 and two in 1996: Roger Dorf, President and Chief Operating Officer; Dominic Genovese, Vice President of Sales; Karen Ratta, Vice President of Manufacturing; Nicholas Redding, Vice President of Engineering; and Ronald J. Scioscia, Vice President of Finance and Administration and Chief Financial Officer. The Company anticipates that any continued growth will require it to recruit and hire a substantial number of new employees, particularly development engineers. There can be no assurance that the Company will be successful in hiring, integrating or retaining such personnel. The Company's ability to manage its growth successfully will require the Company to continue to expand and improve its operational, management and financial systems and controls. Any inability of the Company to manage growth effectively, hire and integrate necessary personnel or increase manufacturing capacity as required could have a material adverse effect on the Company's business, results of operations and financial condition.

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with its key personnel and maintains a key person life insurance policy only on John H. Rademaker, the Company's Chief Executive Officer. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, particularly development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the Company's key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required development engineers could have a material adverse effect on the Company's business, operating results or financial condition.

    GENERAL ECONOMIC CONDITIONS

    Demand for the Company's products depends in large part on the overall demand for communications and networking products, which has in the past and may in the future fluctuate significantly based on numerous factors, including capital spending levels and general economic conditions. There can be no assurance that the Company will not experience a decline in demand for its products due to general economic conditions. Any such decline could have a material adverse effect on the Company's business, operating results and financial condition.

    CONTROL BY EXISTING STOCKHOLDERS; VOLATILITY OF STOCK PRICE

    As of June 30, 1996, the Company's executive officers and directors, together with entities affiliated with such individuals, beneficially owned approximately 19% of the Company's Common Stock. Accordingly, these stockholders may, as a practical matter, be able to control the election of a majority of the Company's directors and the determination of all corporate actions. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

    Factors such as announcements of technological innovations or the introduction of new products by the Company or its competitors, as well as market conditions in the technology sector, may have a significant effect on the market price of the Company's Common Stock. Furthermore, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These market fluctuations may have an adverse effect on the price of the Company's Common Stock.

    ANTI-TAKEOVER PROVISIONS

    The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In addition, certain provisions of the Company's charter documents, including provisions eliminating cumulative voting, eliminating the ability of stockholders to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. Certain of the Company's stock option and purchase plans provide for assumption of such plans, or, alternatively, immediate vesting upon a change of control or similar event. The Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock.

                                 SYNC RESEARCH, INC.

    PART II.   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 28, 1996, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders approved the following matters by the following votes:

    1.   Election of the following directors of the Company:

Nominee                 For            Against   Abstentions    Broker Nonvotes
- - -------                  ---            -------   -----------    ---------------
Gregorio Reyes           12,165,641     28,833
Douglas C. Carlisle      12,176,641     17,833
Roger A. Dorf            12,156,641     37,833
Robert J. Finocchio, Jr. 10,752,191  1,442,283
Charles A. Haggerty      12,185,641      8,833
William J. Harding       12,185,641      8,833
William J. O'Meara       12,185,441      9,033
John H. Rademaker        12,156,641     37,833

    2. Amendments to the Company's 1991 Stock Plan, among other things, to increase the number of shares of Common Stock reserved for issuance thereunder by 650,000 shares to an aggregate of 4,308,985 shares and to approve the maximum number of options and stock purchase rights that may be issued in a fiscal year to an employee, and to implement certain other changes resulting from applicable law.

                   For        Against    Abstentions    Broker Nonvotes
                    ---        -------    -----------    ---------------
              9,797,576      2,368,343      2,415               26,140

    3. Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1996.

                  For          Against    Abstentions    Broker Nonvotes
                   ---          -------    -----------    ---------------
              12,189,575         2,949       1,950                    --

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)       EXHIBITS

    2.1 Agreement and Plan of Reorganization dated June 27, 1996 between the Company and TyLink Corporation.
    4.1 Amended and Restated 1991 Stock Plan (amended on May 28, 1996) and form of agreement thereunder.
  10.19 Real estate lease dated May 30, 1996 between the Company and Northwestern Mutual Life Insurance Company.
  11.1   Computation of Earnings (Loss) Per Share.
  27.1   Financial Data Schedule.

         (B)  REPORTS ON FORM, 8-K

No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYNC RESEARCH, INC.



                                       By:  /s/  Ronald J. Scioscia
                                            ------------------------------------
                                            Ronald J. Scioscia
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                            Officer (Duly Authorized Signatory
                                            and Principal Financial and
                                            Accounting Officer)



Date:    August 12, 1996

                                  INDEX TO EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION

2.1 Agreement and Plan of Reorganization dated June 27, 1996 between the Company and TyLink Corporation.
4.1 Amended and Restated 1991 Stock Plan (amended on May 28, 1996) and form of agreement thereunder.
10.19 Real estate lease dated May 30, 1996 between the Company and The Northwestern Mutual Life Insurance Company.
11.1     Computation of Earnings (Loss) Per Share.
27.1     Financial Data Schedule.