Form 10-Q
period 1996-09-30
SYNC RESEARCH INC
filed 1996-11-14
CIK 1000695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996, OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from _____ to _________.
                        Commission file number:  0-26952


                               SYNC RESEARCH, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                          33-0676350
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

                                    40 Parker
                                Irvine, CA  92618
                    (Address of principal executive offices)
       Registrant's telephone number, including area code:  (714) 588-2070

                                   7 Studebaker
 ,                                 Irvine, CA 92618
                  (former address, if changed since last report)
                     --------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X           NO
     ----            ----

     As of November 8, 1996, 16,674,766 shares of the Registrant's Common Stock were issued and outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SYNC RESEARCH, INC.




INDEX


                                                                            PAGE
                                                                            ----


Part I.        Financial Information                                          3


     Item 1.   a)   Condensed consolidated balance sheets at
                    September 30, 1996 (unaudited) and December 31, 1995      3

               b)   Condensed consolidated statements of operations
                    (unaudited) for the three and nine months ended
                    September 30, 1996 and September 30,1995                  4

               c)   Condensed consolidated statements of cash flows
                    (unaudited) for the nine-month periods ended
                    September 30, 1996 and September 30, 1995                 5

               d)   Notes to condensed consolidated financial statements      6


     Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       9


Part II.            Other Information                                        22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SYNC RESEARCH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                   1996             1995*
                                                   -------------    ------------
                                                   (UNAUDITED)

Current assets:
   Cash and cash equivalents                           $ 24,758        $ 50,633
   Short-term investments                                12,751              --
   Accounts and other receivables, net                    7,874           7,803
   Inventories                                            6,356           5,256
   Prepaid expenses and other current assets                536             389
                                                       --------        --------
Total current assets                                     52,275          64,081

Furniture, fixtures and equipment, net                    3,539           2,239
Other assets                                                361             352
                                                       --------        --------
      Total assets                                     $ 56,175        $ 66,672
                                                       --------        --------
                                                       --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Accounts payable and accrued liabilities            $  5,127        $  5,643
   Bank borrowings and current maturities
      of capitalized lease obligations                      852             176
                                                       --------        --------

Total current liabilities                                 5,979           5,819

Capitalized lease obligations, less current maturities      157             398

Series B mandatorily redeemable preferred stock              --           5,591

Common stockholders' equity:
   Common stock, $.001 par value:
      Authorized shares--50,000
      Issued and outstanding shares--
      16,486  at September 30, 1996
      and 15,833 at December 31, 1995                        16              16
   Additional paid-in capital                            70,722          68,429
   Deferred compensation                                   (197)           (421)
   Accumulated deficit                                  (20,502)        (13,160)
                                                       --------        --------
Total common stockholders' equity                        50,039          54,864
                                                       --------        --------

Total liabilities and common stockholders' equity      $ 56,175        $ 66,672
                                                       --------        --------
                                                       --------        --------

* December 31, 1995 figures are derived from the audited, fiscal year-end balance sheets of Sync Research, Inc. at December 31, 1995 and TyLink Corporation at March 31, 1996.


See accompanying notes.

SYNC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                              THREE MONTHS ENDED           NINE MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                              -------------------------    --------------------------
                                    1996           1995           1996           1995
                              ----------     ----------    -----------     ----------
Net revenues                     $ 9,251        $ 9,439        $25,915        $24,537

Cost of sales                      4,976          4,901         14,395         12,271
                              ----------     ----------    -----------     ----------
   Gross profit                    4,275          4,538         11,520         12,266

Operating expenses:
   Research and development        1,921          1,436          5,400          4,147
   Selling and marketing           3,832          2,841         10,674          7,942
   General and administrative      2,534            815          4,777          2,204
                              ----------     ----------    -----------     ----------

   Total operating expenses        8,287          5,092         20,851         14,293
                              ----------     ----------    -----------     ----------

Operating loss                    (4,012)          (554)        (9,331)        (2,027)
Interest expense                     (28)           (30)           (65)           (73)
Interest income                      559             51          1,831            196
                              ----------     ----------    -----------     ----------

Loss before income taxes          (3,481)          (533)        (7,565)        (1,904)

Provision for income taxes             2             10              2              -
                              ----------     ----------    -----------     ----------

Net loss                         $(3,483)         $(543)       $(7,567)       $(1,915)
                              ----------     ----------    -----------     ----------
                              ----------     ----------    -----------     ----------

Net loss per share                $(0.23)        $(0.12)        $(0.52)        $(0.47)
                              ----------     ----------    -----------     ----------
                              ----------     ----------    -----------     ----------

Shares used in computing net
   loss per share                 16,183          6,732         16,068          6,606
                              ----------     ----------    -----------     ----------
                              ----------     ----------    -----------     ----------

Pro forma net loss per share                     $(0.06)                       $(0.22)
                                             ----------                    ----------
                                             ----------                    ----------
Shares used in computing pro forma
   net loss per share                            14,335                        14,209
                                             ----------                    ----------
                                             ----------                    ----------


See accompanying notes.

SYNC RESEARCH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                           1996          1995
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $ (7,567)     $ (1,915)
  TyLink net loss for the three months ended
  March 31, 1996                                              711            --
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                             699           474
    Provision for losses on accounts receivable               347            69
    Stock issued in lieu of payment for services               --           175
    Deferred compensation expense                             224           128
    Changes in operating assets and liabilities            (2,190)       (1,557)
                                                         --------      --------
Net cash used in operating activities                      (7,776)       (2,626)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in marketable securities, net               (12,751)           --
  Purchases of furniture, fixtures and equipment           (1,966)         (910)
                                                         --------      --------
Net cash used in investing activities                     (14,717)         (910)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of Series B preferred stock                   (4,000)           --
  Net bank borrowings                                         802           287
  Payments on capitalized lease obligations                  (400)          (82)
  Proceeds from common stock options exercised                216            60
  Proceeds from sale of restricted stock                       --           115
                                                         --------      --------
Net cash provided by (used in) financing activities        (3,382)          380
                                                         --------      --------

Net decrease in cash and cash equivalents                 (25,875)       (3,156)
Cash and cash equivalents at beginning of period           50,633         8,512
                                                         --------      --------

Cash and cash equivalents at end of period               $ 24,758      $  5,356
                                                         --------      --------
                                                         --------      --------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                        $     90      $     74
                                                         --------      --------
                                                         --------      --------

    Income taxes paid                                    $     41      $      2
                                                         --------      --------
                                                         --------      --------

See accompanying notes.

SYNC RESEARCH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


ITEM 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.        BASIS OF PRESENTATION

          On August 23, 1996, Sync Research, Inc. ("Sync" or the "Company") acquired TyLink Corporation ("TyLink"), pursuant to a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into TyLink. In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and Tylink for all periods presented.

          The condensed consolidated balance sheets as of September 30, 1996, the condensed consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and nine-months ended September 30, 1996 and 1995 and cash flows for the nine month ended September 30, 1996 and 1995. The condensed financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the audited financial statements of TyLink Corporation and notes thereto included in the Company's current report on Form 8-K, as amended, dated August 23, 1996. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

          Sync results for the three and nine month periods ended September 30, 1995 have been combined with TyLink results for the three and nine month periods ended December 31, 1995, respectively. Revenues and net income for Sync, TyLink and on a combined basis for the six months ended June 30, 1996 and the nine months ended September 30, 1995 are as follows (in thousands):

                                      Six months ended         Nine months ended
                                        June 30, 1996         September 30, 1995
                                      ----------------        ------------------
Revenues
     Sync                                  $10,079                  $15,832
     TyLink                                  6,585                    8,705
                                           -------                  -------
Combined                                   $16,664                  $24,537
                                           -------                  -------
                                           -------                  -------

Net income (loss)
     Sync                                  $(3,101)                    $285
     TyLink                                   (983)                  (2,200)
                                           -------                  -------
Combined                                   $(4,084)                 $(1,915)
                                           -------                  -------
                                           -------                  -------

Sync and TyLink have incurred direct transaction costs of approximately $1.3 million associated with the Merger consisting of transaction fees for investment bankers, attorneys, accountants, financial printing and other related charges. These nonrecurring transaction costs have been recorded in the accompanying statements of operations for the three and nine months ended September 30, 1996.

2.        CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

          The Company invests its excess cash in money market funds and debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers investments with original maturities between three and twelve months to be short-term investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. There were no significant unrealized gains or losses at September 30, 1996.

3.        INVENTORIES

          Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows (in thousands):

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1996             1995
                                                     -------          -------
          Raw Materials                               $3,823           $2,656
          Work in Process                                683              862
          Finished Goods                               1,850            1,738
                                                      ------           ------
                                                      $6,356           $5,256
                                                      ------           ------
                                                      ------           ------

4.        EARNINGS PER SHARE

          Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented and includes the accretion of Series B preferred stock redemption value and cumulative dividends. The accretion for the three months ended September 30, 1996 and 1995 and the nine months ended September 30, 1996 and 1995 was $242,000 $292,000, and $775,000 and $1,221,000, respectively.
Common stock equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission (SEC), common shares issued by the Company during the twelve months immediately preceding the Company's initial offering, plus the number of equivalent shares resulting from stock options and warrants granted during this period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all of fiscal 1995 (using the treasury stock method and the estimated public offering price in calculating equivalent shares). Pro forma net loss per share also includes 7,603,240 weighted average shares of common stock in 1995 as if the conversion of preferred stock occurred at the beginning of that year.

5.        IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

          On January 1, 1996, the Company adopted the FASB Statement of Financial Accounting Standards No. 121 (SFAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The adoption of SFAS 121 had no impact on the Company's financial condition or results of operations.

          In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (FAS 123) was issued and is effective for 1996. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosures required by FAS 123 in its annual financial statements for 1996; accordingly, the adoption of the standard will not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ACQUISITION OF TYLINK CORPORATION

     On August 23, 1996, Sync Research, Inc. ("Sync" or the "Company") acquired TyLink Corporation ("TyLink"), pursuant to a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into TyLink. In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as pooling of interest. Accordingly, the accompanying financial statements reflect the combination of Sync and Tylink for all periods presented.

OVERVIEW

     Sync Research, Inc. ("Sync" or the "Company") is a wide-area network ("WAN") access company, providing internetworking solutions for International Business Machines Corporation ("IBM") customers' wide-area networks. Sync develops, markets and supports advanced networking products that adapt IBM Systems Network Architecture ("SNA") networks to emerging switched WAN services such as Frame Relay. Sync products also support the integration of the installed-base SNA and emerging client/server network applications using these new WAN services. Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. In these networks, wide-area circuit costs are significant. Frame Relay has emerged as a less expensive, more efficient, direct substitute for such traditional leased-line connections. The market for Frame Relay services and equipment is expected to exceed $5 billion in 1998, and it is estimated that more than half of all data traffic on Frame Relay networks in 1999 will be attributable to SNA. As a Frame Relay pioneer, the Company was an early developer of SNA-over-Frame Relay solutions, which provided the basis for Sync's current product family. The Company believes it is a recognized leader in SNA-centric networking solutions.

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

     Sync's TyLink Product Group develops multiservice WAN transmission and circuit management products for mission-critical network applications. These products offer end-users and service providers high performance access to digital carrier services (transmission product) and proactive management, diagnosis and capacity planning for public, private and hybrid frame relay networks (circuit management product).

     There can be no assurance that the operations and personnel of TyLink will be successfully assimilated into the Company's business. The risks associated with the Merger include the potential disruption of the respective ongoing businesses of TyLink and the Company, the inability of the Company's management to maximize the financial and strategic position of the combined entity through successful incorporation of TyLink's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. These factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

     Net revenues for the third quarter of 1996 were $9.3 million, a decrease of 2% from the net revenues of $9.4 million for the third quarter of 1995. For the nine months ended September 30, 1996, net revenues were $25.9 million or 6% higher than the net revenues of $24.5 million in the same period in the prior year. The lower net revenues for the third quarter and nine months ended September 30, 1996 reflect lower sales of the traditional products (conversion and transmission products) and lower average selling prices partially offset by increased customer acceptance of the newer frame relay access and circuit management products. Sales of the Company's frame relay access products represented approximately 49% of total net sales for the third quarter and 41% of total net sales for the nine months ended September 30, 1996 as compared to 19% and 19% for the comparable prior year periods. Sales of the Company's circuit management products represented 21% and 18% of net revenues for the third quarter and nine months ended September 30, 1996, respectively, as compared to 8% and 6% in the comparable prior year periods. Sales of the Company's transmission products represented 13% and 15% of net revenues for the third quarter and nine months ended September 30, 1996, respectively, as compared to 17% and 22% in the comparable prior year periods. The Company expects that average selling prices will continue to decline. Sales of frame relay access products and circuit management products are expected on a forward-looking basis to grow as a percentage of net sales and transmission and conversion products revenues are expected to decline.

     GROSS PROFIT

     Cost of sales primarily consists of purchased materials used in the assembly of the Company's products and compensation paid to employees in the Company's manufacturing organization.

     Gross profit decreased to $4.3 million for the third quarter of 1996 from $4.5 million in the third quarter of 1995, due primarily to lower net sales, lower average selling prices, especially in transmission products which faced severe price pressure in the marketplace, and increases in the percentage of sales of frame relay access products through channel partners and other resellers, which typically have lower margins than direct sales, partially offset by lower manufacturing costs. For the nine months ended September 30, 1996, gross profits decreased to $11.5 million as compared to $12.3 million in the prior year period primarily because of increases in the percentage of sales to channel partners and other resellers and lower average selling prices, partially offset by increased net revenue and lower manufacturing costs.

     Gross profit as a percentage of net sales decreased to 46.2% and 44.5% for the three and nine months ended September 30, 1996, respectively, as compared to 48.1% and 50.0% for the comparable prior year periods due primarily to increases in the percentage of sales of frame relay access products to channel partners and resellers and lower average prices, partially offset by lower manufacturing costs.

     OPERATING EXPENSES

     Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services; costs of materials utilized in the development of hardware products, including prototype units; and license fees and other payments to acquire rights to technology. The Company expenses all research and development costs as incurred. Research and development expenses increased in the three and nine months ended September 30, 1996 to $1.9 million and $5.4 million, respectively, as compared to $1.4 million and $4.1 million in the comparable prior year periods. The increased expenses in the current year were primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products. The Company believes that significant research and development efforts are necessary in order for it to compete in the evolving marketplace in which it operates. Accordingly, if the Company is successful in hiring additional development engineers, research and development expenditures are expected, on a forward looking basis, to continue to increase in absolute dollars.

     Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses increased to $3.8 million for the third quarter of 1996 and $10.7 million for the nine months ended September 30, 1996 as compared to $2.8 million and $7.9 million for the third quarter of 1995 and the nine months ended September 30, 1995, respectively. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build-up of the Company's sales organization.

     General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants and for professional services, and costs incurred in recruiting senior management personnel. General and administrative expenses increased to $2.5 million and $4.8 million for the three and nine months ended September 30, 1996, respectively, as compared with $0.8 million and $2.2 million for the comparable prior year periods in 1995.
The increases were primarily due to
expenditures incurred in connection with the Merger aggregating approximately $1.3 million, increased administrative personnel costs, and costs related to public company and investor relation activities since the Company completed its initial public offering in November 1995.

     The Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares and will, therefore, continue to have an adverse effect on the Company's results of operations. Included in operating expenses and cost of sales for the three and nine months ended September 30, 1996 were $49,000 and $224,000 of such expenses, respectively, as compared to $95,000 and $128,000 for the comparable prior year periods.

     Net interest income was $0.5 million in the third quarter of 1996 and $1.8 million for the nine months ended September 30, 1996 as compared to $21,000 and $123,000 respectively, in the comparable prior year periods, as a result of significantly higher cash balances from the Company's initial public offering in November 1995.

     INCOME TAXES

     The provisions for income taxes in 1996 and 1995 represent minimum state taxes and federal and state alternative minimum taxes, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company's principal sources of liquidity consisted of $24.8 million of cash and cash equivalents, and $12.7 million of short-term investments.

     As of September 30, 1996, $12.7 million of the Company's cash was invested in high grade commercial paper with maturities of more than three months. Also, during the nine months ended September 30, 1996, cash utilized by operating activities was $7.8 million, compared to $2.6 million for the nine months ended September 30, 1995. Cash utilized during the nine month period ended September 30 1996 was due primarily to the Company's net loss, a reduction in accounts payable and accrued liabilities and an increase in inventory of $ 7.6 million, $0.5 million and $1.1 million, respectively. These changes reflected the higher operating loss, lower level of purchasing and related payables, higher levels of inventory and slower collections of accounts receivable in the first nine months of 1996. In addition, the Company paid the holders of TyLink Series B preferred stock an aggregate of $4 million in cash as partial consideration for the acquisition of their shares. Capital expenditures during the first nine months of 1996 were $2.0 million, compared to $0.9 million for the prior year period, which reflects the computer hardware support of increased staffing, and the establishment of improved hardware and software test capability.

     The Company has entered into a new seven year real estate lease and will relocate its primary operations during the fourth quarter of 1996. Therefore, the Company expects, on a forward looking basis, that lease, operating and maintenance costs will increase in future periods. In addition, the Company anticipates that it will expend approximately $1.0 million for leasehold improvements for the facility.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the above discussion under "Acquisition of TyLink Corporation," "Results of Operations" and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties. These and other factors that may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company are described below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

     HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

     The Company experienced operating losses in fiscal years 1991, 1992, 1993, 1994, and 1995 and operating losses for the nine months ended September 30, 1996. As of September 30, 1996, the Company had an accumulated deficit of approximately $20.5 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that can cause the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; increases in the length of the sales cycles for the Company's products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; production or quality problems; changes in material costs; disruption in sources of supply; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

     UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL
     APPLICATIONS

     The growth in the Company's net revenues in the first nine months of 1996 relative to the first nine months of 1995 was due in part to growth in sales of Sync's Frame Relay Access products, which enable SNA and client/server internetworking over Frame Relay. The market for SNA-over-Frame Relay products is relatively new and still evolving. The success of the Company and its channel partners in generating significant sales of Frame Relay Access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to Frame Relay. In addition, broad acceptance of Frame Relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing Frame Relay, the market for Frame Relay networking products, such as Frame Relay Access, could be adversely affected. There can be no assurance that the market will adopt Frame Relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

     UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT
     CONCENTRATION

     The Company currently derives substantially all of its revenues from its frame relay access, circuit management, transmission and other products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of and continuing demand for these products is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include the extent to which Frame Relay is adopted for mission-critical applications, the availability and price of competing products and technologies, announcements by IBM relating to products, services or pricing relevant to the Company, the success of the sales efforts of the Company and its resellers and tariff rates for carrier services. Moreover, the Company's operating history in the WAN internetworking market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

     The Company is pursuing a channel partner sales and marketing strategy focused on establishing marketing partnerships with selected communications and networking companies, as well as carriers. The Company currently maintains marketing and sales arrangements with selected, leading communications and networking companies such as 3Com and NET and, most recently, IBM, as well as carriers such as Sprint Corp., GTE Corp., CompuServe, Inc., Ameritech and MCI Communications. The Company relies on its network of channel partners and other resellers for a substantial majority of its revenues, including virtually all of its sales outside of the United States. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions and provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults. The Company expects that certain of its channel partners may in the future develop competitive products, and, if they do so, they may decide to terminate their relationships with the Company. In addition, many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. Furthermore, certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its channel partners could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's channel partners and other resellers account, and are expected to continue to account, for a substantial majority of the Company's net revenues. Sales through channel partners and other resellers accounted for 84.9%, 72.8% and 64.8% of net revenues of the Company, excluding TyLink, in 1995, 1994 and 1993 fiscal years, respectively. Sales to 3Com accounted for 27.0% and 12.8% of net revenues of the Company, excluding TyLink, in 1995 and 1994 fiscal years, respectively. The Company believes the relative amount of revenues derived from sales to 3Com will likely decline as competitive products impact the conversion product business. During 1995, sales to Cabletron accounted for 16.8% of net revenues of the Company, excluding TyLink, but sales to Cabletron have declined substantially in 1996, and sales to Cabletron are not expected to increase in the future. Each of the Company's channel partners or other resellers can cease marketing the Company's products at the reseller's option, under certain conditions, with limited notice and with little or no penalty. There can be no assurance that the Company will retain its current channel partners or other resellers or that it will be able to recruit additional or replacement channel partners. The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition.
The Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

     RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. For example, the Company believes that the timely development of end user and carrier based products supporting next generation networking standards, such as asynchronous transfer mode ("ATM"), which many industry experts expect to be the next generation networking standard, may be critical to the Company's future success. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company has on occasion experienced delays in the introduction of product enhancements and new products. There can be no assurance that in the future the Company will be able to introduce product enhancements or new products on a timely basis. Furthermore, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

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

     INTENSE COMPETITION

     The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include LAN networking companies such as Cisco Systems, Inc. ("Cisco"), Hypercom Inc. ("Hypercom") and Motorola Information Systems Group, Netlink, Inc. ("Netlink"), an internetworking company that Cabletron recently announced the acquisition of, carriers and other providers of telecommunications equipment and services. Potential competitors include other LAN networking companies, Frame Relay switching companies, IBM and the Company's other channel partners. Certain of these companies, including Cisco, Hypercom, Netlink and Bay Networks, Inc., have announced their intention to target the SNA-over-Frame Relay market, and Cisco has recently introduced new products for this market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or will be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Furthermore, the Company expects that certain of its channel partners will in the future develop competitive products and may then decide to terminate their relationships with the Company. Consequently, the Company expects to encounter increased competition, particularly in the Frame Relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

     INTEGRATION OF TYLINK

     There can be no assurance that the operations and personnel of TyLink will be successfully assimilated into the Company's business. The risks associated with the Merger include the potential disruption of the respective ongoing businesses of TyLink and the Company, the inability of the Company's management to maximize the financial and strategic position of the combined entity through successful incorporation of TyLink's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. In addition, the combined entity incurred significant expenses as a result of the negotiation and implementation of the merger. These factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

     DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

     Sales to customers outside of the United States accounted for approximately 6.5%, 8.6%, 11.6% and 14.4% of the Company's net revenues, excluding TyLink, in the nine months ended September 30, 1996 and in 1995, 1994 and 1993, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as Frame Relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

     MANAGEMENT OF EXPANDING OPERATIONS

     The Company has recently experienced rapid growth and expansion (as well as the merger with TyLink), which has placed, and will continue to place, a significant strain on its administrative, operational and financial resources and increased demands on its systems and controls. This growth has resulted in a continuing increase in the level of responsibility for existing management personnel and the hiring of significant new management personnel. For example, three of the Company's eight current executive officers joined the Company in 1995 and four in 1996: Roger Dorf, President and Chief Operating Officer; Otto Berlin, Vice President of International Sales; Robert Degan, Executive Vice President of Operations and Product Fulfillment (former CEO of TyLink); Dominic Genovese, Vice President of Sales; Karen Ratta, Vice President of Manufacturing; Nicholas Redding, Vice President of Engineering; and Ronald J. Scioscia, Vice President of Finance and Administration and Chief Financial Officer. The Company anticipates that any continued growth will require it to recruit and hire a substantial number of new employees, particularly development engineers. There can be no assurance that the Company will be successful in hiring, integrating or retaining such personnel. The Company's ability to manage its growth successfully will require the Company to continue to expand and improve its operational, management and financial systems and controls. Any inability of the Company to manage growth effectively, hire and integrate necessary personnel or increase manufacturing capacity as required could have a material adverse effect on the Company's business, results of operations and financial condition.

     DEPENDENCE ON KEY PERSONNEL

     The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. The Company maintains a key person life insurance policy only on John H. Rademaker, the Company's Chief Executive Officer. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, particularly development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the Company's key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required development engineers could have a material adverse effect on the Company's business, operating results or financial condition.

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

     VOLATILITY OF STOCK PRICE

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

     ANTI-TAKEOVER PROVISIONS

     The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In addition, certain provisions of the Company's charter documents, including provisions eliminating cumulative voting, eliminating the ability of stockholders to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. Certain of the Company's stock option and purchase plans provide for assumption of such plans, or, alternatively, immediate vesting upon a change of control or similar event. In addition, the Company has entered into severance agreements with its officers, pursuant to which they are entitled to specified severance payments if they are actually or constructively terminated within specified time periods following a change of control of the Company. The Board of Directors has authority to issue up to 2,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock.

SYNC RESEARCH, INC.

     PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               10.3      Amended 1995 Employee Stock Purchase Plan.

               10.20*    Assumed TyLink Corporation 1994 Equity Incentive
                         Plan

               10.21 Employment Agreement between the Company and Robert Degan, dated August 23, 1996.

               10.22 Employment Agreement between the Company and Richard Swee, dated August 23, 1996.

               10.23 Form of Noncompetition Agreement between the Company and each of Robert Degan and Richard Swee, dated August 23, 1996.

               10.24 Form of Severance Agreement between the Company and each of John Rademaker and Roger Dorf, dated September 30, 1996.

               10.25 Form of Severance Agreement between the Company and other Company executive officers, dated September 30, 1996.

               10.26 Real Estate Lease between TyLink and Thomas J. Flatley, d/b/a The Flatley Company, dated May 14, 1991.

               11.1      Computation of Earnings (Loss) per Share.

               27.1      Financial Data Schedule.

               *Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration No. 333-12315), filed with the Commission on September 19, 1996.

          (b)  REPORTS ON FORM 8-K

               A report on Form 8-K (with a report date of August 23, 1996) was filed on September 6, 1996, describing the acquisition of TyLink Corporation. The item reported thereunder was Item 2 (Acquisition or Disposition of Assets). On November 8, 1996, an amendment to this Form 8-K was filed on Form 8-K/A. The item reported thereunder was Item 7 (Financial Statements and Exhibits). The audited financial statements of TyLink Corporation filed therewith contained balance sheets as of March 29, 1996 and March 31, 1995 and statements of operations and cash flows for the years ended March 29, 1996, March 31, 1995 and April 1, 1994. The unaudited pro forma combined, condensed financial statements for Sync and TyLink filed therewith contained statements of operations for the three years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996 and balance sheets as of December 31, 1995 and June 30, 1996.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SYNC RESEARCH, INC.



                              By:  /s/  Ronald J. Scioscia
                                   Ronald J. Scioscia
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer
                                   (Duly Authorized Signatory and Principal
                                   Financial and Accounting Officer)



Date:     November 14, 1996

INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
------

10.3      Amended 1995 Employee Stock Purchase Plan.

10.20*    Assumed TyLink Corporation 1994 Equity Incentive Plan

10.21 Employment Agreement between the Company and Robert Degan, dated August 23, 1996.

10.22 Employment Agreement between the Company and Richard Swee, dated August 23, 1996.

10.23 Form Noncompetition Agreement between the Company and each of Robert Degan and Richard Swee, dated August 23, 1996.

10.24 Form of Severance Agreement between the Company and each of John Rademaker and Roger Dorf, dated September 30, 1996.

10.25 Form of Severance Agreement between the Company and other Company executive officers, dated September 30, 1996.

10.26 Real Estate Lease between TyLink and Thomas J. Flatley d/b/a The Flatley Company dated May 14, 1991.

11.1      Computation of Earnings (Loss) per Share.

27.1      Financial Data Schedule.

          *Incorporated by reference from Registrant's Registration Statement on Form S-8 (Registration Statement No. 333-12315), filed with the Commission on September 19, 1996