Form 10-K
period 1996-12-31
SYNC RESEARCH INC
filed 1997-03-31
CIK 1000695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

        FOR THE TRANSITION PERIOD FROM            TO                  .

                         COMMISSION FILE NUMBER:
                            ------------------------

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

       Registrant's telephone number, including area code: (714) 588-2070
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.001 par value per share
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 14, 1997 was approximately $104,813,759 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 17,027,168 shares of Registrant's Common Stock issued and outstanding as of March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on June 13, 1997 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    Except for the historical information contained herein, the matters discussed in this document are forward-looking statements. The Company wishes to alert readers that the factors set forth in Item 7, under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors," and "--Recent Results," including but not limited to fluctuations in quarterly orders, market conditions in the networking industry and the amount of charges relating to expense reductions, involve risks and uncertainties and could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

OVERVIEW

    Sync Research, Inc. ("Sync" or the "Company") develops, manufactures, markets and supports wide-area network ("WAN") access, internetworking and management solutions that enable customers to more reliably deploy business-critical applications over switched virtual network services such as frame relay. Central to this mission is Sync's line of frame relay access device ("FRAD") products which enable the migration of embedded International Business Machines Corporation ("IBM") Systems Network Architecture ("SNA") leased line networks to frame relay, as well as the convergence of SNA and client/server applications across frame relay networks. The Company's circuit management products enhance network availability through proactive monitoring of service levels in switched virtual network infrastructures such as frame relay.

    Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. Today, most of these networks use expensive private leased lines to connect remote sites to central computing facilities or data centers. Due to favorable carrier pricing and technical suitability, frame relay has emerged as a less expensive, more efficient, direct substitute for such traditional leased line connections. The market for frame relay services and equipment has been projected by industry analysts to exceed $5 billion in 1998. It is estimated that more than half of all data traffic on frame relay networks by the year 2000 will be attributable to SNA network customers migrating to frame relay. As both an SNA internetworking and frame relay access pioneer, the Company was an early developer of SNA-over-frame relay and SNA and client/server convergence solutions. The Company believes it is a leading provider of frame relay access and circuit management solutions, and the Company's FRAD products have been selected by a number of carriers for inclusion in their managed network service offerings for IBM customers.

    In August 1996, Sync acquired TyLink Corporation ("TyLink"), based in Norton, Massachusetts. With the addition of TyLink, Sync has enhanced its product portfolio with an extensive line of digital transmission and circuit management products for customer premise and service provider applications. Digital transmission products, including data service units and channel service units ("DSU/CSU") and Integrated Services Digital Network ("ISDN") termination products are the basic elements that comprise frame relay and other next-generation digital and switched services. Sync's new circuit management products represent an emerging category of management probes and application software, which enable proactive performance and service level management of frame relay and other switched virtual network services. The acquisition of TyLink was accomplished through a merger of a wholly-owned subsidiary of the Company with and into TyLink. In the merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Tylink Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as a pooling of interests.

    Sync expanded the breadth and capability of its FrameNode-TM- family of award winning FRADs in 1996. The new FrameNode 3600 mid-range platform is the first Sync platform to integrate DSU/CSU, ISDN and circuit management technology from TyLink, and is designed and priced for small to medium-sized branches. Sync also made significant advancements in 1996 in its support for client/server internetworking. The FrameNode's IP and IPX routing implementations have been specifically optimized for frame relay WANs, utilizing the inherent routing capabilities of switched virtual networks.

    The Company believes that Sync is well-positioned to become a leader in frame relay access and circuit management solutions, both for customers moving business-critical applications to frame relay switched services and for service providers targeting the movement of such customers from leased lines.

    Sync continues to follow a leveraged sales strategy, utilizing IBM and a number of Regional Bell Operating Companies ("RBOCs") and Interexchange Carriers ("IXCs") as delivery channels for its products. Current RBOC and IXC "partnerships" include Ameritech ("Ameritech"), Pacific Bell Network Integration ("PacBell"), Sprint Communications Company ("Sprint") and MCI Communications Corporation ("MCI"). IBM is expected to serve as a substantial global channel to Fortune 500 customers, many of which are moving their private SNA leased line networks to frame relay. The Company believes that carrier partnerships, especially those deploying managed service offerings, are well-suited to serve the needs of middle market customers.

    The Company expects the international frame relay market to grow substantially in 1997. In response to this opportunity, Sync has established international sales and operations offices in Europe (Frankfurt, Germany and Manchester, U.K.) and the Pacific Rim (Hong Kong), with sales affiliate offices in 18 countries. IBM is expected to play an important role in the international market for frame relay due to its international customer base. Sync has also entered into a relationship with Northern Telecom ("NorTel"), and is expecting to benefit from Nortel's base of installed private packet networks.

    The TyLink acquisition brought to Sync a value-added reseller ("VAR") channel, which includes a catalog reseller, BlackBox Corporation ("BlackBox"). The Company plans to develop this channel in 1997 to support the broader line of Sync products, including FRADs and circuit management products.

INDUSTRY BACKGROUND

RELIANCE ON SNA FOR BUSINESS-CRITICAL APPLICATIONS

    Over the past few decades, organizations have predominantly performed their business-critical data processing on IBM mainframe systems. These transaction-oriented data processing applications have traditionally supported such critical functions as branch banking, credit transactions, retail point-of-sale transactions and airline reservations. Wide-area networks have been built to provide access to these applications from geographically-dispersed branch offices in a "hub and spoke" model, in which as many as several thousand remote sites are connected to one or two data processing centers.

    The critical nature of these business applications requires that host-based systems deliver high availability with efficient and predictable response times. IBM's SNA was designed and developed specifically to deliver these benefits to remote terminals communicating across the current wide-area network infrastructures--primarily leased lines. SNA has been the prevalent network architecture for corporate wide-area networks since the late 1970s. Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide.

EMERGENCE OF CLIENT/SERVER COMPUTING

    In the late 1980s, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and ease of local interconnection through local area networks ("LANs"). As a result of their ease of support, scalability and security, client/server networks are being implemented by corporations in topologies that physically and logically parallel the traditional leased-line hub and spoke model of the mainframe SNA network, with centralized server "farms" mimicking mainframe data centers.

    Sync believes that SNA and client/server architectures, each with advantages for certain business applications, will continue to coexist. Thus, certain organizations may be required to maintain two separate networks, resulting in duplication of WAN and equipment costs, network management and support personnel, as well as increased operational complexity.

AVAILABILITY OF ENHANCED CARRIER SERVICES

    As a result of the growth of computing networks, there has been a worldwide growth in demand for data bandwidth. At the same time, worldwide telecommunications reform has encouraged traditional carriers to launch innovative data services to develop new sources of revenue and differentiate themselves from the competition. Frame relay, an efficient, low-latency, frame-switched WAN protocol, is enjoying rapid growth as a carrier-offered service as a result of its speed and economy, its deployment flexibility, and its ability to combine incompatible "protocols," such as mainframe SNA and client/server TCP/IP, onto a single telephone circuit. Frame relay represents an emerging class of cost-effective, intelligent, switched, virtual network technologies, and provides a smooth migration to asynchronous transfer mode ("ATM") and other broadband switching services.

    Frame relay allows dual SNA and client/server leased line networks to be consolidated onto a single circuit, thereby reducing connectivity costs and network operational complexity. However, many organizations in the past have been reluctant to migrate their business-critical SNA applications from existing leased lines to frame relay due to concerns about stability, performance and manageability. In addition, previously available frame relay access products have typically overlaid LAN architectures, such as TCP/IP, onto frame relay, resulting in increased complexity and unacceptable network delays, which increase costs in SNA environments. As a result, the large installed base of SNA-centric customers is increasingly demanding products that cost-effectively provide the benefits of frame relay and other new carrier services, without jeopardizing mission-critical, transaction-oriented applications.

THE SYNC SOLUTION

    Sync is a leading provider of WAN access, internetworking and management products, which enable business-critical SNA and client/server applications to migrate to frame relay and other switched virtual networks. Sync's products allow organizations to leverage the performance, utility and cost advantages of these networks, while maintaining the robustness, reliability and responsiveness of SNA and preserving the sizable investment in legacy SNA applications, equipment, management automation, diagnostic tools and staff training. To reach these customers, Sync has established relationships with key network equipment and service providers, each of which is committed to expanding its presence in the SNA customer base.

PRODUCTS

    Sync markets WAN access, internetworking and management solutions, which are designed for the rapidly growing global frame relay market. Sync's FrameNode family of FRADs is an established frame relay branch internetworking platform. A growing number of large IBM-centric customers, such as First Union Corporation and Bank of America Corporation, have selected Sync and its market partners as their frame relay access solution provider. The FrameNode has also been chosen by service providers deploying SNA managed service offerings. Sync's TyLink family of digital transmission products has been selected by service providers in the United States, Korea, Canada, Mexico and other markets as infrastructure connectivity for leased line, frame relay, cellular and internet service offerings. In the emerging circuit management market, Sync believes it has the largest single network installation to date, with 1,600 of its Frame Relay Access Probes ("FRAP") installed at a large banking customer.

    The following is a summary of Sync's product portfolio:

    BRANCH INTERNETWORKING SOLUTIONS

    The FrameNode family of FRADs reduces duplication in networks and recurring telecommunications costs by converging SNA, legacy and client/server branch applications across a frame relay WAN using a single access trunk. Sync FrameNodes successfully combine deterministic SNA transactions with bursty and bandwidth-demanding client/server transmissions through a traffic prioritization and bandwidth allocation capability. Sync's FrameNode 4200 recently won an award for its measured performance in these areas. In independent testing, the FrameNode has outperformed frame relay-equipped routers and FRADs from the industry's leading networking companies in handling mixed SNA and client/server (TCP/IP) branch traffic. The mid-range FrameNode 3600 Series was commercially introduced in January 1997, joining the high-end 4200 Series platform and broadening Sync's FRAD product line. The FrameNode 3600 Series is the first Sync platform to integrate DSU/CSU, ISDN and circuit management technology from Sync's new TyLink subsidiary, and is expected to help improve the Company's competitive position.

    CIRCUIT MANAGEMENT SOLUTIONS

    Sync offers a series of standards-based multiservice digital access "probes" and associated graphical management applications, which provide vendor-independent WAN circuit management, network performance monitoring and restoral/augmentation solutions for frame relay networks. The recently-announced TyLink Frame Relay Access Probe-TM- and its associated TyView Plus-TM- and TyView Performance Monitor-TM- management applications are Sync's first such products.

    DIGITAL TRANSMISSION SOLUTIONS

    Sync's TyLink-TM- brand of high-performance digital transmission products support a wide range of digital access applications, including low-speed 56/64Kbps to high-speed T1/E1 models for leased line connectivity; multi-port, voice and video on a single T1 trunk; ISDN Primary Rate Interface and Basic Rate Interface termination equipment; and a high-performance High-speed Digital Subscriber Line ("HDSL") product supporting broadband xDSL connectivity over standard, twisted pair carrier infrastructure. The TyLink 7400 Series WAN Champion is a high-capacity chassis system which can support up to 32 T1 interfaces. Its port density and price are targeted at major corporations and internet service providers for large-scale T1 termination applications.

    SNA-TO-LAN CONVERSIONNODE

    Sync was a pioneer in serial-to-LAN conversion technology and introduced its first SDLC-to-LLC2 converter in 1991. Today, Sync provides a broad range of serial-to-LAN conversion products under the ConversionNode-TM- product name, with successful installations on networks incorporating routers from all major router companies. The ConversionNode enables SNA and other legacy serial controllers to interoperate over router-based internetworks by providing serial-to-LAN conversion. It supports a wide-array of legacy controllers, including SNA, asynchronous BSC3270 and BSC/RJE. Sync markets the ConversionNode primarily through the Company's strategic partnership with 3Com Corporation ("3Com"), which markets the product under the 3Com LinkBuilder-TM- name.

    PRODUCT STRATEGY

    Through the acquisition of TyLink, Sync plans to combine technology from each of the two companies to produce a new series of products with extensive integrated capabilities. In addition, Sync is working with a number of technology partners to develop a broader set of capabilities for branch internetworking, including voice and ATM.

CUSTOMERS AND MARKETS

    The blending of digital transmission, circuit management and frame relay access products into robust, comprehensive, managed WAN solutions enables Sync customers to migrate their leased line networks to next-generation switched virtual networks such as frame relay. Moreover, Sync's WAN access and management solutions are used by a growing list of carriers and internet service providers as elements of their service infrastructure.

    IBM ENTERPRISE CUSTOMER

    Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. Sync provides many of the elements necessary for migrating these mission-critical SNA networks to frame relay and integrating remote client/server applications, including DSU/CSU, ISDN dial backup, multiprotocol FRAD, and SNMP-based circuit and systems management. Customer cost-of-ownership advantages include improved network reliability and determinism, improved efficiencies in circuit and bandwidth utilization, and reduced capital, telecommunications and operating costs.

    CARRIER AND MANAGED SERVICE PROVIDERS

    The FrameNode is designed to be a leading remote customer premise solution for carrier managed service offerings. It includes complete end-to-end frame relay network management, including control, alerting, diagnosis, performance monitoring and capacity planning capabilities. These functions are useful in managing SNA customers networks and are not necessarily available from carriers' switching and circuit infrastructures. Sync believes that these capabilities allow for more reliable and consistent service to customers, improved efficiency in circuit and bandwidth provisioning, and reduced capital and operating costs for service providers.

    The ability to provide innovative circuit management technology was a key motivator behind the TyLink acquisition. While IBM-based enterprises view frame relay as a potential vehicle for cost-effectively converging remote SNA and client/server applications, Sync believes they will not be willing to give up the stable, deterministic, resilient and management-rich attributes of their SNA leased line networks. The goal of Sync's new circuit management technology is to enable customers with business-critical SNA and client/ server applications to migrate to frame relay and other switched virtual network services without compromising on network performance and availability requirements.

    CURRENT CUSTOMER BASE

    The Company's products are used in a wide variety of industries worldwide. With the TyLink acquisition, Sync's customer base has expanded to include a broad mix of major end users, carriers and data service providers. The following organizations are among the customers that have purchased products directly from Sync or through channel partners or other resellers:

BANKING AND FINANCIAL SERVICES                            INDUSTRIAL
--------------------------------------------------------  --------------------------------------------------------
Bank South Corporation                                    Allied Signal, Inc.
Bear, Stearns & Company, Inc.                             The Broken Hill Proprietary Company Ltd.
Chemical Banking Corporation                              Caterpillar
First Bank Systems, Inc.                                  Occidental Petroleum Corporation
Harris Trust and Savings Bank                             Rockwell International Corporation
Mellon Bank Corporation                                   Safety-Kleen Corporation
U.S. Bancorp                                              Sony Corporation
Wachiovia Corporation                                     National Steel
Wells Fargo & Company                                     USX Corporation
First Union Corporation
Bank of America Corporation

GOVERNMENT                                                INSURANCE AND HEALTH CARE
--------------------------------------------------------  --------------------------------------------------------
Federal Bureau of Investigation                           Kaiser Foundation Health Plan Inc.
Federal Reserve Bank                                      The St. Paul Companies, Inc.
Georgia Power Company                                     The Travelers Corporation
State of California                                       Ullico Inc.
U.S. Navy                                                 UNUM Corporation
State of Minnesota                                        Manor Care, Inc.

RETAIL                                                    OTHER
--------------------------------------------------------  --------------------------------------------------------
Acme Boots                                                Electronics Data Systems Corp.
Pier 1, Inc.                                              United Van Lines Ltd.
SportMart, Inc.                                           Computer Sciences Corporation
Dayton-Hudson Corporation                                 DaCom
Long's Drugstores                                         Korea Telecom
Hills Department Stores
Visa-Pacific Rim

SALES AND PARTNER CHANNELS

    The Company's sales and channel strategy includes deployment through channel partners, distributors and a direct sales force, both in North America and overseas. The Company has established channel partnerships with selected internetworking companies, as well as carriers. In addition to its relationships with channel partners and other resellers, the Company continues to maintain a direct sales force to ensure close customer contact and facilitate channel field sales engagement.

    CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's sales and marketing strategy focuses on establishing channel partnerships with selected, leading networking companies and carriers that are attempting to expand their presence in the SNA customer base. Sync has implemented a variety of programs to assist its channel partners in enhancing their ability to participate in this market. Sync and its channel partners work closely together in various activities, including collaborative marketing efforts, joint sales calls, field training and support and custom product development. The Company's channel partners use Sync's products and expertise in SNA-based networks to provide SNA-centric networking solutions to their end user customers. The Company currently maintains OEM, marketing and sales arrangements with networking companies such as IBM and 3Com, as well as carriers such as Sprint, MCI, Ameritech, PacBell and CompuServe. The Company intends to leverage its expertise in SNA-based networks to develop additional channel partnerships and other marketing relationships, while maintaining direct sales, marketing and systems engineering activities in order to respond directly to end user needs and support the sales efforts of the Company's channel partners.

    IBM: IBM is the leading supplier of mainframe systems and the developer of the SNA network architecture. In 1994, IBM announced support for frame relay, and IBM's current SNA and WAN products incorporate a frame relay interface and a wide array of frame relay switching and termination functions. In August 1995, the Company entered into a cooperative marketing agreement with IBM. In March 1996, Sync and IBM announced a new private label resale relationship in which IBM is offering Sync's FrameNode product family under the name IBM Nways 2218. In January 1997, the Company announced that IBM was awarded a transaction to provide Sync-manufactured frame relay access devices for Bank of America's Versateller network upgrade project. Over 3,000 IBM Nways 2218 units are expected to be installed in Versateller locations throughout California in conjunction with this project.

    3Com Corporation: 3Com offers a broad range of global data networking solutions, which include routers, hubs, ISDN equipment and network adapters. Concurrently with an equity investment in the Company in April 1994, 3Com and Sync entered into a private label and resale relationship, pursuant to which Sync developed certain custom products incorporating ConversionNode technology and agreed to sell these products to 3Com on an exclusive basis. Sales to 3Com accounted for 19.2% and 17.9% of the Company's net revenues in 1996 and 1995, respectively. The Company believes that revenue derived from sales to 3Com will likely decline as competitive products impact the conversion product business.

    Carriers/Service Providers: Sync has reseller arrangements with MCI Strategic Alliance, Nynex, CompuServe, and NorTel, and is part of the SNA managed service for MCI, Sprint, Ameritech and PacBell. In a "managed service" program, the carrier combines Sync's networking products with its own wide-area network service offering in a package to its customer. The carrier installs, deploys, and manages the customer's network, providing a single service invoice monthly. This service allows customers to avoid the expense of selecting, purchasing, deploying and managing the vendor equipment and carrier circuits that comprise its network infrastructure.

    Other Resellers: The Company sells its products through other resellers in addition to its channel partners, including distributors and VARs. The Company plans to develop and expand its reseller channel to accommodate, in particular, its line of WAN access, transmission and management product lines acquired through the TyLink merger.

    In general, the Company's resale agreements with its channel partners and other resellers (i) have terms ranging from one to five years, subject to renewal, (ii) do not restrict the sale of products that compete with those of the Company, (iii) provide for discounts based on expected or actual volumes of products purchased or resold by the channel partner in a given period, (iv) do not require minimum purchases, (v) provide for worldwide distribution rights,
(vi) prohibit product distribution by the Company through certain categories of third parties under certain conditions, (vii) can be terminated by the reseller, under certain conditions, with limited notice and with little or no penalty, and
(viii) provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

    During 1996, sales to Network Equipment Technology, Inc. ("NET") and Racal-Datacom, Inc. ("Racal") accounted for 6.6% and 4.4% of the Company's net revenues, respectively. During 1996, both NET and Racal developed product and product strategies, which place them in competition with the Company. Moreover, the product lines acquired in the TyLink merger compete with certain Racal products. Thus, Sync expects product revenues from these channels to decline over the next year, with continuing service revenue being generated from installed customers.

    The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Channel Partners and Other Resellers" and "--Intense Competition."

    DIRECT SALES

    In addition to its channel partner strategy, Sync maintains a direct sales organization to promote the Company's products and to ensure direct contact with the Company's current and potential customers. The primary roles of the Company's sales force are (i) to provide support to channel partners, (ii) to assist end user customers in addressing complex network problems and (iii) to differentiate the features and capabilities of the Company's products from competitive offerings. In addition, the Company believes that its investment in direct sales helps to enable the Company to monitor changing customer requirements. Also, such direct customer contact often generates additional sales revenues. As of December 31, 1996, the Company had 40 field sales and support personnel currently operating out of locations in 17 states.

    INTERNATIONAL SALES

    The Company currently expects the frame relay equipment market outside of the United States to grow significantly in the next several years, with Europe, Asia Pacific and Canada representing the largest market opportunities. Sync believes its strategy for international expansion will allow the Company to participate in these emerging growth markets. In addition, the growth in the international frame relay market requires Sync to develop a worldwide presence in order to support Sync's global carrier, OEM and resale partners.

    The Company has designed its products and established its marketing and sales channels to address the global market opportunities for digital transmission and frame relay access and circuit management products. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. These distributors generally are responsible for importation, system installation, technical support and follow-on services to customers in their respective territories. The Company believes that there is a large potential international market for its products and intends to address this market in the future increasingly through its channel partners, many of whom have a well-established international presence and reputation.

    The Company expanded its international sales presence in 1996. It established a European, Middle East and Africa office, headquartered in Frankfurt, Germany. In addition to expansion in Europe, Sync also opened Sync Research, Asia-Pacific, headquartered in Hong Kong. The Company has contracted with Pacific Advantage Ltd. ("Pacific Advantage") to manage the operations and assist in market development and support for its global and local sales partners, which include IBM and regional distributors and resellers in the Asia-Pacific region. Sync's relationship with Pacific Advantage leverages that company's field sales and marketing organization in Hong Kong, Thailand, China and India.

    Sales to customers outside of the United States accounted for approximately $4.6 million, $3.7 million and $1.5 million, or 12.7%, 10.7% and 6.3% of the Company's net revenues in 1996, 1995 and 1994, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. Certain business risks are inherent in international transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on and Risks Associated with International Sales."

CUSTOMER SERVICE

    The Company installs, maintains and supports products sold directly in the United States with the Company's service and support personnel. The Company's resellers generally provide installation, maintenance and support services to their customers, with the Company providing backup support. Sync employs systems engineers who work closely with the Company's channel partners and direct sales personnel to assist end users with pre- and post-sales support. As a result, these systems engineers are able to provide valuable input to the product development process based on their experience in the field. The Company also supports customers and sales personnel by providing telephone support and remote access to customer installations through the Company's technical assistance centers in Irvine, California and Boston, Massachusetts. Remote access is accomplished either through a digital dial-up network connection directly to a customer's installation or through a modem connection to the control port of the customer's system. This connection allows Company representatives to remotely analyze and correct software, installation and configuration problems. The Company also offers on-site installation and technical assistance for fixed fees. The Company's customers may select among various levels of maintenance options. In certain cases the Company subcontracts with one of its third-party service providers for the provision of maintenance services. Sync provides its direct end user customers with a twelve to sixty month warranty, which commences on product shipment. Warranty terms for channel partners and other resellers are negotiated on a case-by-case basis.

RESEARCH AND DEVELOPMENT

    The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. Sync intends to make substantial investments in product and technology development. The Company monitors changing customer needs and works closely with its switching, backbone and carrier channel partners and resellers, end user customers and market research organizations to monitor changes in the marketplace. The Company intends to support industry standards and to continue to support emerging wide-area networking protocols.

    The Company is focusing its development efforts on expanding the functionality of each of its product lines: frame relay access, digital transmission and circuit management, to support emerging carrier services and additional industry standards. Efforts to integrate digital transmission and circuit management technology from the TyLink subsidiary into the Company's frame relay access products are continuing. The Company also plans to develop higher capacity platforms and to expand the Company's network management capabilities. The Company has a variety of new products being tested and developed. No assurances can be given that the Company will be able to introduce any or all of these products on a timely basis, if at all. Moreover, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Rapid Technological Change and New Products," "--Product Errors" and "Business--Products."

    The Company's research and development expenditures totalled $7.6 million, $5.6 million and $4.5 million in 1996, 1995 and 1994, respectively. At December 31, 1996, 74 full-time employees were engaged in research and product development. On March 20, 1997, the Company announced that it expects to implement significant expense reductions with the goal of enabling the Company to achieve profitability at lower revenues. These expense reductions are expected to include a reduction in force, including a reduction in the number of employees engaged in research development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Results" and "--Risk Factors--Dependence on Key Personnel."

MANUFACTURING

    Sync's operational strategy increasingly emphasizes outsourcing of manufacturing to reduce costs and to provide flexibility in meeting market demand. The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, test and quality assurance. The Company subcontracts most component kitting and printed circuit board assembly to companies that specialize in those services. The Company entered into an arrangement with a contract manufacturer in 1995 to outsource substantial portions of its procurement, assembly and system integration operations. The Company has recently contracted with a second supplier to diversify purchasing commitments while maintaining the outsource strategy.

    Sync's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, test and quality assurance. The Company designs all of the hardware subassemblies for its products. Outside subcontractors are used for part of this process. The Company installs its proprietary software into the electronically erasable programmable read only memory ("EEPROM") of its systems in order to configure products to meet customer needs and to maintain quality control and system security.

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

    In addition to outsourcing, the Company attempts to reduce manufacturing costs by minimizing single and limited source and custom parts, and designing in capability for automated assembly and testing. The manufacturing process enables the Company to configure hardware and software in combinations to meet a wide variety of individual customer requirements. In addition, the Company intends to implement processes at contract manufacturers that emphasize the use of automated testing equipment and burn-in procedures, as well as comprehensive inspection and statistical process control testing.

    The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and manufacturing staffing requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Currently, the Company acquires materials and completes certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. The Company's manufacturing procedures are designed to assure rapid response to customer orders, but may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts.

    Although the Company generally uses standard parts and components for its products, certain key components are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, selected other integrated circuits and cables, custom-molded plastics and custom-tooled sheet metal and limited-sourced components, including flash memories, DRAMs, printed circuit boards and selected integrated circuits. The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies. The Company buys directly final assembly parts, such as plastics and metal covers, cables and other parts used in final configurations. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. From time to time the Company has experienced shortages of certain components and has paid above-market prices to acquire such components on an accelerated basis or has experienced delays in fulfilling orders while waiting to receive the necessary components. Such shortages may occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company increased manufacturing capacity in 1996 through expansion of its relationships with contract manufacturers and internal manufacturing resources. Any manufacturing delays, excess manufacturing capacity or inventories, or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors-- Dependence on Contract Manufacturers," and "--Dependence on Suppliers."

COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies such as Cisco Systems, Inc. ("Cisco") and Bay Networks, Inc. ("Bay Networks"); FRAD providers such as Hypercom Network Systems ("Hypercom"), Motorola Information Systems Group ("Motorola ISG"), and Netlink, Inc. ("Netlink"), which was recently acquired by Cabletron Systems, Inc. ("Cabletron"), and circuit management providers such as Visual Networks, Inc. ("Visual Networks") and Frontier Software Systems, Inc. ("Frontier Software"). Competitors for the TyLink group of digital transmission products include Digital Link Corporation ("Digital Link"), Racal, AT&T Paradyne and Adtran, Inc. ("Adtran"), among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have announced products and intentions to enter the frame relay access or circuit management market.

    Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Intense Competition."

    Sync believes that the principal competitive factors in its market are expertise and familiarity with SNA networks and protocols, product performance, features, functionality and reliability, price, timeliness of new product introductions, adoption of emerging industry standards, service, support, size and installed base. The Company believes that it generally is competitive with respect to most of these factors.

PROPRIETARY RIGHTS

    The Company's future success depends, in part, upon its proprietary technology. The Company does not hold any patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could have a material adverse effect on the Company's business, operating results and financial condition, regardless of the outcome of such litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Proprietary Technology."

EMPLOYEES

    As of December 31, 1996, the Company employed 213 persons, including 74 in engineering, 72 in sales and marketing (including 13 systems and support engineers), 43 in operations and 24 in finance and administration. On March 20, 1997, the Company announced that it expects to implement significant expense reductions with the goal of enabling the Company to achieve profitability at lower revenues. These expense reductions are expected to include a reduction in force. There can be no assurance that the Company will be successful in retaining its key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Results" and "--Risk Factors--Dependence on Key Personnel."

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers of the Company as of March 14, 1997:

NAME                               AGE                              POSITION
-----------------------------      ---      ---------------------------------------------------------
John H. Rademaker............          49   Chief Executive Officer and Director

Otto Berlin..................          55   Vice President of International Sales

Roger A. Dorf................          54   President, Chief Operating Officer and Director

Dominic Genovese.............          54   Vice President of Sales

Todd J. Krautkremer..........          36   Vice President of Marketing

Karen Ratta..................          44   Vice President of Manufacturing

Nicholas Redding.............          41   Vice President of Engineering

Ronald J. Scioscia...........          49   Vice President of Finance and Administration,
                                              Secretary and Chief Financial Officer

    MR. RADEMAKER, a founder of the Company, has served as the Company's Chief Executive Officer and as a director since the Company's inception in 1981, and as President from inception to March 1996. Mr. Rademaker received his B.S. in Sociology from the University of California, Berkeley.

    MR. BERLIN joined the Company in May 1996 and was elected Vice President of International Sales in August 1996. Before joining the Company, Mr. Berlin was the Vice President of International Operations for AT&T Paradyne, a networking systems company, from 1985 to May 1996. Mr. Berlin received his B.S. in Accounting from Indiana State University.

    MR. DORF joined the Company as President and Chief Operating Officer on March 11, 1996. Prior to joining the Company, he was President of AT&T Network Systems Group (Caribbean and Latin America), a networking systems company, and was also Executive Vice President and Chief Operating Officer at AT&T Paradyne. From 1965 to 1986 Mr. Dorf held a variety of positions with IBM including Site General Manager of Entry Systems Division. Mr. Dorf holds a B.S. in Mechanical Engineering from University of Missouri, Rolla and an M.S. in Manufacturing Engineering and an M.B.A. from Boston University.

    MR. GENOVESE joined the Company in May 1996 and was elected Vice President of Sales in August 1996. Before joining the Company, Mr. Genovese was Regional Sales Manager for Cisco, a networking company, from January 1992 to May 1996. Mr. Genovese holds a B.S. in Electrical Engineering from Newark College of Engineering.

    MR. KRAUTKREMER has served as the Company's Vice President of Marketing since April 1995. Prior to such time, he was Director of Field Marketing for the Company from January 1994 to March 1995 and Director of Sales from October 1988 to December 1993. Mr. Krautkremer received his B.S. in Computer Science from St. Cloud State University.

    MS. RATTA has served as the Company's Vice President of Manufacturing since January 1995. Prior to joining the Company, Ms. Ratta was Director of Operations for Systech Computer Corporation, a provider of input/output devices for Unix-based platforms. Ms. Ratta received her B.S. from the University of Arizona.

    MR. REDDING has served as the Company's Vice President of Engineering since May 1995. Prior to joining the Company, Mr. Redding was Vice President, Engineering for Fujitsu Business Communications Systems, a business communications company, from May 1992 to April 1995. From 1991 to 1992, Mr. Redding was Vice President, Engineering at Computer Consoles, Inc., a telephone and computer systems company. Mr. Redding received his B.S. in Computer Science from the University of London and a Master's Degree in Mathematics from the University of Waterloo. Mr. Redding resigned from the Company, effective March 31, 1997.

    MR. SCIOSCIA has served as the Company's Vice President of Finance and Administration and Chief Financial Officer since June 1995. Prior to joining the Company, Mr. Scioscia was Vice President, Finance and Corporate Controller at Read-Rite Corporation, a provider of rigid disk magnetic recording head products for the data storage industry, from 1994 to June 1995. From 1989 to 1994, Mr. Scioscia was Vice President, Finance and Chief Financial Officer of Sunward Technologies, Inc., a provider of rigid disk magnetic recording head products for the data storage industry. Mr. Scioscia received his B.S. in Business Administration from Seton Hall University.

ITEM 2.  PROPERTIES

    The Company entered into a seven-year real estate lease and relocated its primary operations during the fourth quarter of 1996. In addition, the Company's Tylink operation leases an industrial building in Norton, Massachusetts. The Company also has sales and support offices in seventeen other states.

ITEM 3.  LEGAL PROCEEDINGS

    There is no material legal proceeding to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    The Company's common stock has been traded on the Nasdaq National Market under the symbol SYNX since the consummation of the Company's initial public offering on November 9, 1995. Prior to the initial public offering, no public market existed for the Company's common stock. The following table presents the high and low closing sale prices for the Company's common stock as reported in the Nasdaq National Market for the period indicated.

                                                                           HIGH        LOW
                                                                         ---------  ----------
1996
  Q1...................................................................  $  44.375  $    13.00
  Q2...................................................................  $   22.25  $    13.25
  Q3...................................................................  $  17.125  $   8.6875
  Q4...................................................................  $  19.625  $    11.75

1995
  11/9/95-12/31/95.....................................................  $   55.25  $    40.00

    The Company had approximately 193 stockholders of record as of March 14, 1997, including several holders who are nominees for an undetermined number of beneficial owners.

    The Company has never paid cash dividends on its capital stock and does not intend to pay cash dividends on its capital stock in the foreseeable future. The Company's bank line of credit prohibits the Company from paying cash dividends without the bank's prior written consent. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents the selected consolidated financial data of Sync Research, Inc. giving effect to the merger of Sync and Tylink using the pooling of interests method of accounting for each of the five years in the period ended December 31, 1996. The consolidated statement of operations data for the years ended December 31, 1996, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996 and 1995 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Report on Form 10-K and should be read in conjunction with those financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report on Form 10-K.

                                                                               YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                   1996       1995       1994       1993       1992
                                                                ----------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues..................................................  $   36,346  $  34,933  $  23,315  $  18,824  $  16,058
Cost of sales.................................................      19,995     17,584      9,536      7,802      5,832
                                                                ----------  ---------  ---------  ---------  ---------
Gross profit..................................................      16,351     17,349     13,779     11,022     10,226
Operating expenses:
  Research and development....................................       7,687      5,636      4,543      4,494      3,260
  Selling and marketing.......................................      14,484     11,248      8,087      8,483      5,733
  General and administrative..................................       5,858      2,871      2,339      2,476      1,942
                                                                ----------  ---------  ---------  ---------  ---------
  Total operating expenses....................................      28,029     19,755     14,969     15,453     10,935
                                                                ----------  ---------  ---------  ---------  ---------
Operating loss................................................     (11,678)    (2,406)    (1,190)    (4,431)      (709)
Interest income (expense), net and other income...............       2,247        461         74       (100)        10
                                                                ----------  ---------  ---------  ---------  ---------
Loss before income taxes......................................      (9,431)    (1,945)    (1,116)    (4,531)      (699)
Provision (benefit) for income taxes..........................           2         45        215       (212)         1
                                                                ----------  ---------  ---------  ---------  ---------
Net loss......................................................  $   (9,433) $  (1,990) $  (1,331) $  (4,319) $    (700)
                                                                ----------  ---------  ---------  ---------  ---------
                                                                ----------  ---------  ---------  ---------  ---------
Net loss per common share.....................................  $    (0.61) $   (0.40) $   (0.33) $   (0.78) $   (0.13)
                                                                ----------  ---------  ---------  ---------  ---------
                                                                ----------  ---------  ---------  ---------  ---------
Shares used in computing net loss per common share(1).........      16,289      7,925      5,981      5,540      5,401
                                                                ----------  ---------  ---------  ---------  ---------
                                                                ----------  ---------  ---------  ---------  ---------
Pro forma net loss per common share...........................              $   (0.22) $   (0.15)
                                                                            ---------  ---------
                                                                            ---------  ---------
Shares used in computing the pro forma net loss per common
  share(1)....................................................                 14,452     13,267
                                                                            ---------  ---------
                                                                            ---------  ---------


                                                                               YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                   1996       1995       1994       1993       1992
                                                                ----------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.....................................  $   35,874  $  50,633  $   8,512  $   3,653  $     540
Working capital...............................................      44,336     58,260     13,062      5,368      2,326
Total assets..................................................      55,692     66,672     18,011     11,178      5,812
Capitalized lease obligations less current maturities.........         146        398         64         94        129
Mandatorily redeemable preferred stock........................          --      5,591      4,428         --         --
Total preferred and common stockholders' equity...............      48,803     54,862     16,761      6,960      3,457

------------------------

(1) See Note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute net loss per common share and pro forma net loss per common share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first ConversionNode and frame relay access products. The Company expanded its operations in late 1992 and 1993 in anticipation of an expanding market for Sync's WAN access products. The Company implemented a work-force reduction in late 1993, when the market for the Company's products was slower to develop than expected and when anticipated increased sales were not realized. The Company continued its historical emphasis on identifying potential channel partners, educating potential and existing channel partners and other resellers and supporting sales efforts of these resellers. As a result of these activities, in 1994 and early 1995, the Company entered into relationships with several additional channel partners. Sales through channel partners and other resellers increased as the market for the Company's products began to grow significantly in 1994. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, MCI, Ameritech, PacBell and CompuServe. In the first half of 1995, the Company added significant senior management personnel. In addition, in order to support the anticipated growth in its business, the Company began expanding its operations and increased its manufacturing capacity through the expansion of its relationships with contract manufacturers and internal manufacturing resources.

    On August 23, 1996, Sync acquired TyLink, pursuant to a merger of a wholly-owned subsidiary of the Company with and into TyLink. In the merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Tylink Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and TyLink for all periods presented.

    On March 20, 1997, the Company announced that it expects to implement significant expense reductions with the goal of enabling the Company to achieve profitability at lower revenue levels. There can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market, or that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

RISK FACTORS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion under "Results of Operations," "Recent Results," "Inflation," and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such risks and uncertainties include (but are not limited to) fluctuations in quarterly orders, market conditions in the networking industry and extraordinary charges relating to expense reductions.

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $1.2 million in 1994, $2.4 million in 1995 and $11.7 million in 1996. As of December 31, 1996, the Company had an accumulated deficit of approximately $22.4 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the rate at which Tylink operations become integrated with Sync operations; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

    The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months or over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, subsequent delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. Further, due to the Company's focus on its channel partner marketing strategy, the Company's revenues in any period are highly dependent upon the sales efforts and success of Sync's channel partners and other resellers, which are not within the control of the Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. A significant portion of the Company's expenses are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

    DEPENDENCE ON THE IBM CUSTOMER BASE

    The Company's products are targeted at the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the relationship between the Company and IBM will be successful, that IBM will not terminate the relationship or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

    UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

    The growth in the Company's net revenues in fiscal 1996 relative to fiscal 1995 was due in part to growth in sales of Sync's frame relay access products, which enable SNA and client/server internetworking over frame relay. The market for SNA-over-frame relay products is relatively new and still evolving. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

    RISKS ASSOCIATED WITH ACQUISITION OF TYLINK CORPORATION

    In August 1996, the Company acquired TyLink. In integrating the personnel and operations of Sync and TyLink, the Company faces certain risks, including the risk that the operations and personnel of TyLink will not be successfully assimilated into the Company's business on a timely basis, or at all. Other risks associated with the merger include the possible loss of key personnel of either Tylink or Sync, potential disruption of the respective ongoing businesses of TyLink and the Company, the inability of the Company's management to maximize the financial and strategic position of the combined entity through successful incorporation of TyLink's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. Any of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

    UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION

    The Company currently derives substantially all of its revenues from its frame relay access, circuit management, transmission and other products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of, and continuing demand for, these products, is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include the extent to which frame relay is adopted for mission-critical applications, the availability and price of competing products and technologies, announcements by IBM relating to products, services or pricing relevant to the Company, the success of the sales efforts of the Company and its resellers and tariff rates for carrier services. Moreover, the Company's operating history in the WAN internetworking market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers account, and are expected to continue to account, for a substantial majority of the Company's net revenues, including virtually all of its sales outside of the United States. Sales through channel partners and other resellers accounted for 85.7%, 88.1%, and 79.6% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, PacBell, CompuServe, Ameritech and MCI. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions and provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

    Certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. Certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. Many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. For example, both NET and Racal, which accounted for, respectively, 6.6% and 4.4% of the Company's net revenues in 1996, have developed competitive products and product strategies. Moreover, the product lines acquired in the TyLink merger compete with certain Racal products. Thus, Sync expects product revenues from NET and Racal to decline over the next year. Sales to 3Com accounted for 19.2%, 17.9% and 6.5% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company believes the relative amount of revenues derived from sales to 3Com will likely decline as competitive products impact the conversion product business. During 1995, sales to Cabletron accounted for 11.2% of net revenues of the Company, but sales to Cabletron have declined substantially, to 0.4% of net revenues of the Company in 1996, and there can be no assurance that sales to Cabletron will increase in the future.

    The Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline. Each of the Company's channel partners or other resellers can cease marketing the Company's products at the reseller's option, under certain conditions, with limited notice and with little or no penalty. There can be no assurance that the Company will retain its current channel partners or other resellers or that it will be able to recruit additional or replacement channel partners. The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's channel partners and other resellers will give priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its channel partners could have a material adverse effect on the Company's business, operating results and financial condition.

    RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

    The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company has on occasion experienced delays in the introduction of product enhancements and new products. There can be no assurance that in the future the Company will be able to introduce product enhancements or new products on a timely basis. Further, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financial condition.

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

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Bay Networks; FRAD providers, such as Hypercom, Motorola ISG and Netlink, which was recently acquired by Cabletron; and circuit management providers such as Visual Networks and Frontier Software. Competitors for the TyLink group of digital transmission products include Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

    DEPENDENCE ON CONTRACT MANUFACTURERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company entered into an arrangement with a contract manufacturer in 1995 to outsource substantial portions of its procurement, assembly and system integration operations. The Company has recently contracted with a second supplier to diversify purchasing commitments while maintaining the outsource strategy. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the

Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts. The Company increased manufacturing capacity in 1995 and 1996 through the expansion of its relationships with contract manufacturers and internal manufacturing resources. Any manufacturing delays, excess manufacturing capacity or inventories or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON SUPPLIERS

    Certain key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, selected other integrated circuits and cables, custom-molded plastics and custom-tooled sheet metal, and limited-sourced components include flash memories, DRAMs, printed circuit boards and selected integrated circuits. The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies. The Company buys directly final assembly parts, such as plastics and metal covers, cables and other parts used in final configurations. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any loss in a supplier, increase in required lead times, increase in price of component parts, interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices or termination of contracts. From time to time the Company has experienced shortages of certain components and has paid above-market prices to acquire such components on an accelerated basis or has experienced delays in fulfilling orders while waiting to obtain the necessary components. Such shortages may occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 12.7%, 10.7% and 6.3% of the Company's net revenues in 1996, 1995 and 1994, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. In addition, the Company currently anticipates that international sales may increase as a percentage of the Company's net revenues in future periods. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. Six of the eight current executive officers joined the Company since January 1995, and thus the management team is still relatively new. The Company maintains a key person life insurance policy only on John H. Rademaker, the Company's Chief Executive Officer. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. On March 20, 1997, the Company announced that it expects to implement significant expense reductions with the goal of enabling the Company to achieve profitability at lower revenues. These expense reductions are expected to include a reduction in force. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

    VOLATILITY OF STOCK PRICE

    Factors such as announcements of technological innovations or the introduction of new products by the Company or its competitors, as well as market conditions in the technology sector, may have a significant effect on the market price of the Company's common stock. Further, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These market fluctuations may have an adverse effect on the price of the Company's common stock.

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

RESULTS OF OPERATIONS

    COMPARISON OF 1996 AND 1995 RESULTS

    NET REVENUES. The Company derives its revenues primarily from sales of advanced wide-area networking products, which are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates, which have not been material to date, are recognized ratably over the term of the maintenance period, which is typically 12 months.

    Net revenues in 1996 were $36.3 million, an increase of 4% from the net revenues of $34.9 million in 1995. The higher net revenues in 1996 reflected increased sales of frame relay access products and management products, partially offset by lower sales of the older conversion products and lower average selling prices. Net revenues from sales of frame relay access products were $14.2 million in 1996, as compared to $9.2 million in 1995. The increase in net revenues from frame relay access products reflected the full year impact of the Company's new 4200 product, which was introduced in the last quarter of 1995, and overall growth in the frame relay access market. Net revenues from sales of management products were $7.0 million in 1996, as compared to $3.2 million in 1995, primarily due to increased acceptance of the Company's SNMP and circuit management products, which were introduced by TyLink in July 1995. The percentage of net revenues represented by sales through channel partners and other resellers declined to 85.7% in 1996 versus 88.1% in 1995. Sales of the Company's frame relay access products represented approximately 39.1% of total net revenues for 1996, as compared to 26.6% for 1995. Sales of the Company's management products represented 19.4% of net revenues for 1996, as compared to 9.3% of net revenues for 1995. Sales of the Company's transmission products represented 17.5% of net revenues for 1996, or slightly above the 16.2% of net revenues in 1995. Sales of all other products and services declined to 24.0% of net revenues in 1996 versus 47.9% of net revenues for 1995, as sales of older conversion products significantly declined. The Company expects that average selling prices will continue to decline and that sales through channel partners and other resellers will continue to account for a substantial majority of net revenues; however, the mix of sales among channel partners and other resellers may change from period to period. Sales of frame relay access products and circuit management products are expected to grow as a percentage of net revenues and transmission and other products revenues are expected to decline as a percentage of net revenues. International sales accounted for 12.7% of net revenues in 1996, as compared to 10.7% of net revenues in 1995. The Company expects that international sales may increase as a percentage of net revenues in 1997.

    GROSS PROFIT. Cost of sales primarily consists of purchased materials used in the assembly of the Company's products and compensation paid to employees in the Company's manufacturing organization.

    Gross profit decreased to $16.4 million for 1996 from $17.3 million in 1995 due primarily to lower average selling prices, especially in transmission products, which faced severe price pressure in the marketplace, and lower margins earned on increased sales of frame relay access products. These frame relay access products were sold through channel partners and other resellers, and thus typically have lower margins than direct sales. The decrease in gross profit in 1996 was partially offset by decreases in manufacturing costs.

    Gross profit as a percentage of net revenues decreased to 45.0% for the year ended December 31, 1996 as compared to 49.7% for the year ended December 31, 1995, due primarily to increases in the percentage of sales of frame relay access products through channel partners and resellers and lower average selling prices, partially offset by decreases in manufacturing costs.

    OPERATING EXPENSES. Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services, costs of materials utilized in the development of hardware products, including prototype units, and license fees and other payments to acquire rights to technology. The Company expenses all research and development costs as incurred. Research and development costs increased to $7.7 million for the year ended December 31, 1996, as compared to $5.6 million for the year ended December 31, 1995. The increased expenses in 1996 were primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses increased to $14.5 million for the year ended December 31, 1996, as compared to $11.2 million for the year ended December 31, 1995. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build-up of the Company's sales organization.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants and professional service providers, and costs incurred in recruiting senior management personnel. General and administrative expenditures increased to $5.9 million for the year ended December 31, 1996, as compared to $2.9 million for the year ended December 31, 1995. The increased expenses were primarily due to $1.3 million in expenditures incurred in connection with the merger of Sync and TyLink, increased administrative personnel costs, and costs related to public company and investor relation activities since the Company completed its initial public offering in November 1995.

    The Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares and will, therefore, continue to have an adverse effect on the Company's results of operations. Included in operating expenses and cost of sales for the year ended December 31, 1996 were $265,000 of such expenses, as compared to $223,000 for the year ended December 31, 1995.

    Net interest income was $2.2 million for the year ended December 31, 1996, as compared to $0.5 million in the year ended December 31, 1995, as a result of significantly higher cash balances from the Company's initial public offering in November 1995.

    INCOME TAXES. The provisions for income taxes in 1996 and 1995 represent minimum state taxes and federal and state minimum taxes, respectively.

    COMPARISON OF 1995 AND 1994 RESULTS

    NET REVENUES. Net revenues in 1995 were $34.9 million, an increase of 50.4% from the net revenues of $23.3 million in 1994. The higher net revenues in 1995 reflected increased market acceptance of the Company's newer frame relay access and conversion products, the initial sales of the new SNMP and circuit management products and overall growth in sales through channel partners and other resellers, offset in part by lower average selling prices. Net revenues from sales of frame relay access and conversion products were $17.9 million in 1995, as compared to $11.4 million in 1994. Net revenues from sales of management products were $3.2 million in 1995. There were no sales of these products in 1995. Net revenues from sales of the Company's older transmission products, which faced severe price competition in 1995, were $5.6 million in 1995, as compared to $8.0 million in 1994. The percentage of net revenues represented by sales through channel partners and other resellers increased to 88.1% in 1995 versus 79.6% in 1994. Net revenues from sales of all other products and services increased to $8.2 million in 1995 versus $3.8 million in 1994, primarily reflecting an increase in sales of conversion products to 3Com in 1995. International sales accounted for 10.7% of net revenues in 1995, as compared to 6.3% of net revenues in 1994.

    GROSS PROFIT. Gross profit increased to $17.3 million for 1995 from $13.8 million in 1994, due primarily to significantly increased sales volume, which was partially offset by lower average selling prices. Gross profit as a percentage of net sales decreased to 49.7% in 1995, as compared to 59.1% in 1994, due primarily to increases in the percentage of sales of frame relay access products to channel partners and resellers and lower average selling prices, partially offset by lower manufacturing costs.

    OPERATING EXPENSES. Research and development expenses increased to $5.6 million in 1995, as compared to $4.5 million in 1994. The increased expenses in 1995 were primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products.

    Selling and marketing expenses increased to $11.2 million in 1995, as compared to $8.1 million in 1994. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build-up of the Company's sales organization.

    General and administrative expenditures increased to $2.9 million in 1995, as compared to $2.3 million in 1994.

    As noted above, the Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares. Included in operating expenses and cost of sales for the year ended December 31, 1995 were $223,000 of such expenses, which did not exist in 1994.

    Net interest income was $0.5 million in 1995, as compared to $74,000 in 1994, as a result of significantly higher cash balances from the Company's initial public offering in November 1995.

    INCOME TAXES. The provisions for income taxes in 1995 and 1994 represent minimum state taxes and federal and state minimum taxes, respectively.

RECENT RESULTS

    On March 20, 1997, the Company announced that it expects that revenues for the first fiscal quarter of 1997, ending March 31, will be in range of $5 to $6 million. The Company also announced that it expects to incur a net loss of approximately $6 million, including restructuring charges, and that the Company's expectations for operating results were below the expectations of securities analysts. In addition, the Company announced that it planned to make significant expense reductions during the two weeks following the announcement, with the goal of enabling the Company to achieve profitability at lower revenues. There can be no assurance, however, that the Company's efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

    The anticipated results described in the preceding paragraph constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include, in particular, fluctuations in orders during the remainder of the first quarter of 1997 from that experienced during the quarter to date, market conditions in the networking industry, financial adjustments in connection with the closing of results for such quarter and the amount of charges relating to expense reductions.

INFLATION

    The effects of inflation have not historically had, and are not expected to have, a material effect on the Company's operating results or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996, the Company's principal sources of liquidity consisted of $35.9 million of cash and cash equivalents. In November 1995, the Company realized net proceeds of $47.2 million from an initial public offering. Prior to November 1995, the Company had financed its operations primarily through private sales of equity securities. As of December 31, 1995, the Company's principal sources of liquidity consisted of $50.6 million of cash and cash equivalents and a $3.0 million unsecured bank line of credit which expired on October 5, 1996. As of December 31, 1996, there were approximately $800,000 in bank borrowings outstanding. As of December 31, 1996, $32.9 million of the Company's cash was invested in high grade commercial paper with maturities of less than three months.

    During 1996, cash utilized by operating activities was $9.3 million, compared to $3.4 million for fiscal 1995. Utilization of cash during 1996 resulted primarily from the Company's net loss of $9.4 million, an increase in inventory of $1.5 million and a reduction in accounts payable and accrued liabilities of $0.8 million. These changes reflected the higher operating loss, lower level of purchasing and related payables and higher levels of inventory. In addition, the Company paid the holders of TyLink Series B preferred stock an aggregate of $4 million in cash as partial consideration for the purchase of their shares. Capital expenditures during fiscal 1996 were $3.1 million, compared to $1.4 million for 1995, which reflected the computer hardware support of increased staffing, leasehold improvements in the new building and the establishment of improved hardware and software test capability. At December 31, 1996, the Company had no material commitments for capital expenditures.

    In the fourth quarter of December 1996, the Company entered into a new seven year real estate lease and relocated its primary operations. Therefore, the Company expects, on a forward looking basis, that lease, operating and maintenance costs will increase.

    As of December 31, 1996, the Company's net working capital was $44.3 million, of which $35.9 million was invested in cash and cash equivalents, $7.6 million was invested in accounts receivable, and $7.1 million was invested in inventory.

    The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the financial statements and supplementary financial information that are attached hereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Sync Research, Inc.

    We have audited the accompanying consolidated balance sheets of Sync Research, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, mandatorily redeemable preferred stock and preferred and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of TyLink Corporation, which statements reflect total assets of $6,818,938 as of March 29, 1996 and which statements reflect total revenues of $11,854,676 and $11,460,348 for the years ended March 29, 1996 and March 31, 1995, respectively. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for TyLink Corporation, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sync Research, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Orange County, California
January 28, 1997, except for Note 12,
as to which the date is March 20, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

June 13, 1996, except as to Note 11
which is as of August 23, 1996

The Board of Directors and Stockholders of
TyLink Corporation

    In our opinion, the balance sheet and the related statements of operations, of mandatory redeemable preferred stock and common stockholders' deficit and of cash flows (not presented separately herein, including the Financial Statement Schedule, not presented separately herein) present fairly, in all material respects, the financial position of TyLink Corporation at March 29, 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts

                              SYNC RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $  35,874  $  50,633
  Accounts and other receivables, less allowance for doubtful accounts of $348 in 1996 and
    $308 in 1995............................................................................      7,587      7,803
  Inventories...............................................................................      7,139      5,256
  Prepaid expenses and other current assets.................................................        479        389
                                                                                              ---------  ---------
    Total current assets....................................................................     51,079     64,081

Furniture, fixtures and equipment, net......................................................      4,570      2,239

Note receivable from officer................................................................         --        315

Other assets................................................................................         43         37
                                                                                              ---------  ---------
    Total assets............................................................................  $  55,692  $  66,672
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                             LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND
                                    PREFERRED AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................................  $   3,984  $   4,486
  Accrued compensation and related costs....................................................        974        769
  Deferred revenue..........................................................................        501        145
  Other accrued liabilities.................................................................        443        245
  Bank borrowings...........................................................................        802         --
  Current maturities of capitalized lease obligations.......................................         39        176
                                                                                              ---------  ---------
    Total current liabilities...............................................................      6,743      5,821

Capitalized lease obligations less current maturities.......................................        146        398

Commitments and contingencies (Note 8)

Mandatorily redeemable Series B preferred stock.............................................         --      5,591

Preferred and common stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized shares--2,000
    Issued and outstanding shares--none.....................................................         --         --
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares--16,946 in
    1996 and 15,833 in 1995.................................................................         17         16
  Additional paid-in capital................................................................     71,385     68,504
  Deferred compensation.....................................................................       (156)      (421)
  Accumulated deficit.......................................................................    (22,443)   (13,237)
                                                                                              ---------  ---------
Total preferred and common stockholders' equity.............................................     48,803     54,862
                                                                                              ---------  ---------
Total liabilities, mandatorily redeemable preferred stock and preferred and common stockholders' equity.......................................................................  $  55,692  $  66,672
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1995       1994
                                                                                 -----------  ---------  ---------
Net revenues...................................................................  $    36,346  $  34,933  $  23,315
Cost of sales..................................................................       19,995     17,584      9,536
                                                                                 -----------  ---------  ---------
  Gross profit.................................................................       16,351     17,349     13,779

Operating expenses:
  Research and development.....................................................        7,687      5,636      4,543
  Selling and marketing........................................................       14,484     11,248      8,087
  General and administrative...................................................        5,858      2,871      2,339
                                                                                 -----------  ---------  ---------
    Total operating expenses...................................................       28,029     19,755     14,969
                                                                                 -----------  ---------  ---------
Operating loss.................................................................      (11,678)    (2,406)    (1,190)
Interest income, net...........................................................        2,247        461         74
                                                                                 -----------  ---------  ---------
Loss before income taxes.......................................................       (9,431)    (1,945)    (1,116)
Provision for income taxes.....................................................            2         45        215
                                                                                 -----------  ---------  ---------
Net loss.......................................................................  $    (9,433) $  (1,990) $  (1,331)
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Net loss per common share......................................................  $     (0.61) $   (0.40) $   (0.33)
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Shares used in computing net loss per common share.............................       16,289      7,925      5,981
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
Pro forma net loss per common share............................................               $   (0.22) $   (0.15)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computing pro forma net loss per common share...................                  14,452     13,267
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1995       1994
                                                                                 -----------  ---------  ---------
OPERATING ACTIVITIES
Net loss.......................................................................  $    (9,433) $  (1,990) $  (1,331)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..............................................          777        620        515
    Loss on disposal of equipment..............................................           --         --         31
    Issuance of common stock for consulting services...........................           --        175         --
    Deferred taxes.............................................................           --         --        214
    Provision for losses on accounts receivable................................          420        158        133
    Deferred compensation expense..............................................          265        223         --
Changes in operating assets and liabilities:
    Accounts and other receivables.............................................          409     (3,819)      (565)
    Inventories................................................................       (1,529)    (1,883)    (1,627)
    Prepaid expenses and other current assets..................................          (66)       (73)      (146)
    Accounts payable...........................................................         (872)     2,884        122
    Accrued compensation and related costs.....................................          335        258        (78)
    Deferred revenue...........................................................          412        (35)      (124)
    Other accrued liabilities..................................................          103        106       (130)
    Other......................................................................         (115)       (12)         9
                                                                                 -----------  ---------  ---------
Net cash used in operating activities..........................................       (9,294)    (3,388)    (2,987)

INVESTING ACTIVITIES
    Purchases of furniture, fixtures and equipment.............................       (3,107)    (1,361)      (453)
    Proceeds on loan to officer................................................          315         --          4
                                                                                 -----------  ---------  ---------
Net cash used in investing activities..........................................       (2,792)    (1,361)      (449)

FINANCING ACTIVITIES
    Net borrowings (payments) under credit agreements..........................          515       (395)       (84)
    Payments on capitalized lease obligations..................................          (43)      (113)      (119)
    Proceeds from sale of restricted common stock..............................           --        115         --
    Proceeds from common stock options and warrants exercised..................          687         79          9
    Proceeds from employee stock purchase plan.................................          137         --         --
    Repurchase of mandatorily redeemable preferred stock.......................       (4,000)        --         --
    Net proceeds from issuance of common stock.................................          (19)    47,185        960
    Proceeds from issuance of mandatorily redeemable preferred stock and Series
      B convertible preferred stock............................................           --         --      7,530
                                                                                 -----------  ---------  ---------
Net cash provided by financing activities......................................        2,723     46,871      8,297
                                                                                 -----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents...........................      (14,809)    42,122      4,859
Effect of pooling of interests.................................................           50         --         --
Cash and cash equivalents at beginning of year.................................       50,633      8,511      3,652
                                                                                 -----------  ---------  ---------
Cash and cash equivalents at end of year.......................................  $    35,874  $  50,633  $   8,511
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid..............................................................  $       105  $     113  $      85
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------
    Income taxes paid..........................................................  $         2  $      17  $       1
                                                                                 -----------  ---------  ---------
                                                                                 -----------  ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.
CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND PREFERRED
                        AND COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           MANDATORILY
                                            REDEEMABLE       SERIES A         SERIES B         SERIES C
                                             SERIES B      CONVERTIBLE      CONVERTIBLE      CONVERTIBLE
                                            PREFERRED       PREFERRED        PREFERRED        PREFERRED
                                              STOCK           STOCK            STOCK            STOCK         COMMON STOCK
                                          --------------  --------------   --------------   --------------   --------------
                                          SHARES  AMOUNT  SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT
                                          ------  ------  ------  ------   ------  ------   ------  ------   ------  ------
Balance at December 31, 1993............      --  $  --    3,500   $ 4      3,103   $  3        --   $ --     3,985   $ 4
  Conversion of subordinated debt to
    common stock........................      --     --       --    --         --     --        --     --        85    --
  Exercise of warrants and common stock
    options.............................      --     --       --    --         --     --        --     --       107    --
  Issuance of mandatorily redeemable
    preferred stock.....................   2,541  3,789       --    --         --     --        --     --        --    --
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........      --    639       --    --         --     --        --     --        --    --
  Issuance of series C preferred
    stock...............................      --     --       --    --         --     --     1,000      1        --    --
  Issuance of common stock..............      --     --       --    --         --     --        --     --       400     1
  Net loss..............................      --     --       --    --         --     --        --     --        --    --
                                                                    --
                                          ------  ------  ------           ------  ------   ------  ------   ------  ------
Balance at December 31, 1994............   2,541  4,428    3,500     4      3,103      3     1,000      1     4,577     5
  Exercise of warrants and common stock
    options.............................      --     --       --    --         --     --        --     --       438    --
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........      --  1,163       --    --         --     --        --     --        --    --
  Issuance of restricted common stock...      --     --       --    --         --     --        --     --       574    --
  Issuance of common stock..............      --     --       --    --         --     --        --     --     2,640     3
  Adjustment of 1994 cost of stock
    issuance............................      --     --       --    --         --     --        --     --        --    --
  Deferred compensation.................      --     --       --    --         --     --        --     --        --    --
  Amortization of deferred
    compensation........................      --     --       --    --         --     --        --     --        --    --
  Conversion of preferred stock into
    common stock........................      --     --   (3,500)   (4)    (3,103)    (3)   (1,000)    (1)    7,603     8
  Net loss..............................      --     --       --    --         --     --        --     --        --    --
                                                                    --
                                          ------  ------  ------           ------  ------   ------  ------   ------  ------
Balance at December 31, 1995............   2,541  $5,591      --   $--         --   $ --        --   $ --    15,833   $16
  Exercise of warrants and common stock
    options.............................      --     --       --    --         --     --        --     --       892     1
  Adjustment of 1995 cost of stock
    issuance............................      --     --       --    --         --     --        --     --        --    --
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........      --    486       --    --         --     --        --     --        --    --
  Repurchase of mandatorily redeemable
    preferred stock.....................  (2,541) (6,077)     --    --         --     --        --     --       209    --
  Issuance of stock under employee stock
    purchase plan.......................      --     --       --    --         --     --        --     --        12    --
  Amortization of deferred
    compensation........................      --     --       --    --         --     --        --     --        --    --
  Effect of pooling of interests........      --     --       --    --         --     --        --     --        --    --
  Net loss..............................      --     --       --    --         --     --        --     --        --    --
                                                                    --
                                          ------  ------  ------           ------  ------   ------  ------   ------  ------
Balance at December 31, 1996............      --  $  --       --   $--         --   $ --        --   $ --    16,946   $17
                                                                    --
                                                                    --
                                          ------  ------  ------           ------  ------   ------  ------   ------  ------
                                          ------  ------  ------           ------  ------   ------  ------   ------  ------


                                                         ADDITIONAL
                                            DEFERRED      PAID-IN     ACCUMULATED
                                          COMPENSATION    CAPITAL       DEFICIT      TOTAL
                                          ------------   ----------   -----------   -------
Balance at December 31, 1993............     $  --        $15,063      $ (8,114)    $ 6,960
  Conversion of subordinated debt to
    common stock........................        --            538            --         538
  Exercise of warrants and common stock
    options.............................        --              9            --           7
  Issuance of mandatorily redeemable
    preferred stock.....................        --             --            --          --
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........        --             --          (639)       (639)
  Issuance of series C preferred
    stock...............................        --          3,740            --       3,741
  Issuance of common stock..............        --            959            --         960
  Net loss..............................        --             --        (1,331)     (1,331)

                                             -----       ----------   -----------   -------
Balance at December 31, 1994............        --         20,309       (10,084)     10,238
  Exercise of warrants and common stock
    options.............................        --             79            --          79
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........        --             --        (1,163)     (1,163)
  Issuance of restricted common stock...        --            115            --         115
  Issuance of common stock..............        --         47,360            --      47,363
  Adjustment of 1994 cost of stock
    issuance............................        --             (3)           --          (3)
  Deferred compensation.................      (644)           644            --          --
  Amortization of deferred
    compensation........................       223             --            --         223
  Conversion of preferred stock into
    common stock........................        --             --            --          --
  Net loss..............................        --             --        (1,990)     (1,990)

                                             -----       ----------   -----------   -------
Balance at December 31, 1995............     $(421)       $68,504      $(13,237)    $54,862
  Exercise of warrants and common stock
    options.............................        --            686            --         687
  Adjustment of 1995 cost of stock
    issuance............................        --            (19)           --         (19)
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........        --             --          (486)       (486)
  Repurchase of mandatorily redeemable
    preferred stock.....................        --          2,077            --       2,077
  Issuance of stock under employee stock
    purchase plan.......................        --            137            --         137
  Amortization of deferred
    compensation........................       265             --            --         265
  Effect of pooling of interests........        --             --           713         713
  Net loss..............................        --             --        (9,433)     (9,433)

                                             -----       ----------   -----------   -------
Balance at December 31, 1996............     $(156)       $71,385      $(22,443)    $48,803

                                             -----       ----------   -----------   -------
                                             -----       ----------   -----------   -------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Sync Research, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated. As described more fully in Note 2, on August 28, 1996, TyLink Corporation (TyLink) merged with and into Sync Research, Inc. (Sync) in a transaction (the Merger) accounted for as a pooling of interests, accordingly, the consolidated financial statements reflect the combined financial position and results of operations of Sync and TyLink for all periods presented.

    ACCOUNTING PERIODS

    TyLink's results of operations and cash flows for its fiscal years ended March 31, 1995 and March 29, 1996 have been combined in the accompanying consolidated financial statements for the years ended December 31, 1994 and 1995, respectively. Accordingly, TyLink's results of operations and cash flows for the three months ended March 29, 1996 have been included in the consolidated financial statements in both the years ended December 31, 1995 and 1996. During the three months ended March 29, 1996, TyLink's revenues, net loss and cash flows were $3,075,000, $713,000 and $50,000, respectively. The duplicative effect of such loss and cash activity has been reflected as an adjustment to retained earnings and cash flows in the consolidated financial statements during the year ending December 31, 1996.

    COMPANY BACKGROUND

    Sync Research, Inc. (the Company) was incorporated in the State of California on September 8, 1981 and was reincorporated in Delaware on September 12, 1995. The Company's principal activity consists of the development, manufacture and global sale of network communication software and hardware products.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company invests its excess cash in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversifications and maturities that maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents.

                              SYNC RESEARCH, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1995
                                                                                       ---------  ---------
Raw materials........................................................................  $   3,973  $   2,657
Work in process......................................................................      1,043        862
Finished goods.......................................................................      2,123      1,737
                                                                                       ---------  ---------
                                                                                       $   7,139  $   5,256
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    REVENUE RECOGNITION

    The Company derives its revenues primarily from sales of advanced wide-area networking products, which are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances, which have not been significant historically, are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period, which is typically 12 months.

    CAPITALIZED SOFTWARE

    Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have not been significant. To date, all software development costs have been expensed as incurred and included in research and development expenses.

    FURNITURE, FIXTURES AND EQUIPMENT

    Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Equipment acquired under capitalized
  leases                                   Term of lease (ranging from 3 to 5 years)
Furniture and fixtures                     5 years
Computers and equipment                    3 years
Leasehold improvements                     Term of lease

    LONG-LIVED ASSETS

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of

                              SYNC RESEARCH, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) those assets. The adoption of SFAS No. 121 had no impact on the Company's financial condition or results of operations.

    RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. Continuous research and development is necessary for the Company to maintain its competitive position.

    WARRANTY

    Costs related to after-sale service and repair are accrued as warranty expense in the year of sale and are included in accrued liabilities.

    INCOME TAXES

    Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

    STOCK BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related
Interpretations in accounting for its employee stock options.

    PER SHARE INFORMATION

    Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock, except that for periods prior to the Company's initial public offering, pursuant to the requirements of the Securities and Exchange Commission (SEC), common shares issued by Sync during the twelve months immediately preceding its initial public offering which was completed on November 10, 1995, plus the number of equivalent shares resulting from stock options and warrants granted during this period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price in calculating equivalent shares). The weighted average number of common shares outstanding for all periods also reflects the issuance of .157 shares of the Company's common stock for each share of TyLink Series A preferred and common stock. Net loss applicable to common and common equivalent shares reflects the accretion of dividends and liquidation value related to the mandatorily redeemable preferred stock. Such accretion aggregated $486,000, $1,163,000 and $639,000 in 1996, 1995 and 1994, respectively. Pro forma net loss per common share also includes 6,526,114 and 7,285,432 weighted average shares of common stock in 1995 and 1994, respectively, as if the conversion of the preferred stock occurred at the beginning of the respective period.

2. MERGER

    On August 28, 1996, Sync Research, Inc. (Sync), SR Acquisition Corp, a wholly owned subsidiary of Sync, and TyLink Corporation entered into an Agreement and Plan of Reorganization (the Agreement).

                              SYNC RESEARCH, INC.

2. MERGER (CONTINUED)
Pursuant to the Agreement all outstanding shares of TyLink's Series A redeemable preferred and common stock were exchanged for 2,148,168 shares of Sync common stock and Sync assumed options outstanding under a TyLink plan aggregating 423,155 shares of Sync common stock. In addition, Sync purchased all of the outstanding TyLink Series B mandatorily redeemable preferred stock for $4 million cash plus a sufficient number of shares of Sync common stock that together have aggregate value equal to the liquidation value of the TyLink Series B mandatorily redeemable preferred stock.

    The merger has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined.

    Separate and combined results of Sync and TyLink, after the elimination of intercompany transactions, prior to the merger are as follows:

                                                             SYNC      TYLINK     ELIMINATION    COMBINED
                                                           ---------  ---------  -------------  -----------
                                                                            (IN THOUSANDS)
Six months ended June 30, 1996 (unaudited)
  Revenues...............................................  $  10,079  $   6,660    $     (75)    $  16,664
  Net loss...............................................     (3,101)      (908)         (75)       (4,084)

Year ended December 31, 1995 and March 29, 1996,
  respectively
  Revenues...............................................  $  23,153  $  11,855    $     (75)    $  34,933
  Net income (loss)......................................        925     (2,840)         (75)       (1,990)

Year ended December 31, 1994 and March 31, 1995,
  respectively
  Revenues...............................................  $  11,855  $  11,460    $      --     $  23,315
  Net income (loss)......................................     (1,384)        53           --        (1,331)

3. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1996       1995
                                                                                       ---------  ---------
Equipment acquired under capital leases..............................................  $     250  $     239
Furniture and fixtures...............................................................        558        461
Computer and equipment...............................................................      5,428      3,319
Leasehold improvements...............................................................      1,032        202
                                                                                       ---------  ---------
Accumulated depreciation and amortization............................................      7,268      4,221
                                                                                          (2,698)    (1,982)
                                                                                       ---------  ---------
                                                                                       $   4,570  $   2,239
                                                                                       ---------  ---------
                                                                                       ---------  ---------

4. TRANSACTIONS WITH RELATED PARTIES

    During fiscal 1993, the Company loaned an aggregate of $300,000 to an officer of the Company which was repaid in fiscal 1996, including accrued interest.

                              SYNC RESEARCH, INC.

5. CONCENTRATION OF BUSINESS AND CREDIT RISK

    The Company operates in a market which is subject to rapid technological advancement and competition. The introduction of technologically advanced products by competitors could have a substantial impact on the future operations of the Company.

    A substantial portion of the Company's sales are concentrated with a few communications, networking, and telecommunications companies. The Company is dependent upon certain suppliers of key components and contract manufacturers. Sales to one customer represented 19% of the Company's total sales in 1996. Sales to two customers amounted to 17.9% and 11.2%, respectively, of total sales in 1995.

    Accounts receivable represent the Company's only significant financial instrument with potential credit risk. The Company makes periodic evaluations of the credit worthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material write-offs or collection problems. At December 31, 1996, 16 major customers represented 72% of total accounts receivable.

    Sales to foreign customers, primarily in Europe, aggregated $4,617,000 or 12.7%, $3,749,000 or 10.7% and $1,468,000 or 6.3% of net sales in 1996, 1995 and
1994, respectively.

6. INCOME TAXES

    A reconciliation of the provision (benefit) for taxes based upon income at the federal statutory rate compared to the Company's effective tax rate follows (in thousands):

                                                                                       DECEMBER 31,
                                                                              -------------------------------
                                                                                1996       1995       1994
                                                                              ---------  ---------  ---------
Statutory federal benefit for income taxes..................................  $  (3,206) $    (636) $    (379)
Incentive stock option compensation.........................................     (3,162)        75         --
State tax, net of federal benefit...........................................          2       (136)         9
Tax effect of losses without current benefit................................      5,882        699        572
Alternative minimum tax.....................................................         --         45         --
Other, net..................................................................        486         (2)        13
                                                                              ---------  ---------  ---------
                                                                              $       2  $      45  $     215
                                                                              ---------  ---------  ---------
                                                                              ---------  ---------  ---------

                              SYNC RESEARCH, INC.

6. INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes are as follows (in thousands):

                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1996       1995       1994
                                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................................  $      --  $     650  $      --
  State.........................................................................          2        158          1
                                                                                  ---------  ---------  ---------
Subtotal........................................................................          2        808          1
Utilization of net operating loss carryforwards.................................         --       (763)        --
                                                                                  ---------  ---------  ---------
Total current...................................................................          2         45          1
                                                                                  ---------  ---------  ---------
Deferred:
  Federal.......................................................................         --         --        182
  State.........................................................................         --         --         32
                                                                                  ---------  ---------  ---------
Total deferred..................................................................         --         --        214
                                                                                  ---------  ---------  ---------
                                                                                  $       2  $      45  $     215
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The Company has approximately $25 million of federal net operating loss carryforwards at December 31, 1996, which will begin to expire in 2006. Approximately $10 million of this loss is attributable to deductions from the exercise of non-qualified stock options. A valuation allowance has been established for the entire deferred tax asset related to those net operating losses. When realized, the federal and state tax benefits related to the reversal of this valuation allowance will be applied to reduce income tax expense, except for the portion of the net operating losses that relates to the deductions for the exercise of non-qualified stock options which will be directly credited to additional paid-in capital.

                              SYNC RESEARCH, INC.

6. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------
Deferred tax assets:
  Allowance for doubtful accounts............................................  $     139  $     121
  Depreciation...............................................................         98         --
  Warranty reserve...........................................................         76         29
  Accrued commission.........................................................        174         26
  Net operating loss carryforwards...........................................      9,352      3,438
  Deferred revenue...........................................................        201         83
  Inventory reserves.........................................................        507        494
  Accrued vacation...........................................................        228        102
  Other......................................................................         55         71
                                                                               ---------  ---------
Total deferred tax assets....................................................     10,830      4,364
Deferred tax liabilities:
  Operating leases...........................................................        (30)       (43)
  Depreciation...............................................................         --        (44)
                                                                               ---------  ---------
Total deferred tax liabilities...............................................        (30)       (87)
                                                                               ---------  ---------
Total net deferred tax assets................................................     10,800      4,277
Valuation allowance for deferred tax assets..................................    (10,800)    (4,277)
                                                                               ---------  ---------
Net deferred tax assets......................................................  $      --  $      --
                                                                               ---------  ---------
                                                                               ---------  ---------

    The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. As a result of the initial public offering and the merger with Tylink Corporation, the Company and TyLink experienced an ownership change of more than 50%, resulting in a limitation on the utilization of their net operating loss carryforwards. The limitation is based on the value of the companies on the date that the effective change in ownership occurred. Management believes that the limitation on the net operating losses will not have a material adverse effect on the Company's ability to fully utilize its net operating loss carryforwards in the future. The ultimate realization of the loss carryforwards is dependent on the future profitability of the Company.

                              SYNC RESEARCH, INC.

7. EMPLOYEE BENEFIT PLANS

    The Company sponsors two profit sharing plans (the Plans) pursuant to
Section 401 of the Internal Revenue Code (Code), whereby substantially all eligible employees may contribute a percentage of their compensation, subject to a maximum allowed under the Code. The Company may contribute to the Plans, as determined by the Board of Directors. For the years ended December 31, 1996, 1995 and 1994, contributions made by the Company aggregated $57,000, $46,000 and $46,000, respectively.

    The Company has various stock option plans that provide for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/48th of the shares at the end of each month and expire not later than 10 years from the date of grant. The number of shares reserved and available for grant under these plans aggregated 5,554,760 and 319,402 shares at December 31, 1996.

    The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION requires pro forma information regarding net income (loss) and net earnings (loss) per share using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted after the initial public offering have been estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

Risk free interest rate............................................       6.5%
Stock volatility factor............................................       1.00
Weighted average expected option life..............................    6 years
Expected dividend yield............................................         0%

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods as the 1995 and 1996 amounts are only based upon the grants during those years. Pro forma information is as follows (in thousands except for earnings per share information):

                                                                          1996        1995
                                                                        ---------  -----------
Pro forma net loss....................................................  $ (16,814) $    (3,477)
Pro forma net loss per share..........................................  $   (1.03) $     (0.24)

                              SYNC RESEARCH, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                             1994                           1995                           1996
                                 -----------------------------  -----------------------------  -----------------------------
                                             WEIGHTED-AVERAGE               WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                  OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                 ----------  -----------------  ----------  -----------------  ----------  -----------------
Outstanding--beginning of
 year..........................   1,471,088      $    0.05       1,594,006      $    0.11       2,663,327      $    1.61
Granted........................     629,338           0.36       1,747,088           2.48       1,918,273          17.41
Exercised......................     (69,238)          0.10        (423,551)          0.16        (892,207)          0.77
Forfeited......................    (437,182)          0.14        (254,216)          0.20        (330,351)          6.25
                                 ----------          -----      ----------          -----      ----------         ------
Outstanding--end of year.......   1,594,006      $    0.11       2,663,327      $    1.61       3,359,042      $   10.68
                                 ----------          -----      ----------          -----      ----------         ------
                                 ----------          -----      ----------          -----      ----------         ------
Exercisable at end of year.....                                    500,369      $    0.15         621,904      $    1.61
                                                                ----------          -----      ----------         ------
                                                                ----------          -----      ----------         ------
Weighted-average fair value of
 options granted during the
 year..........................                                                 $    2.90                      $   13.61
                                                                                    -----                         ------
                                                                                    -----                         ------

    The weighted average remaining contractual life of options as of December 31, 1996 were as follows:

                                      OUTSTANDING                                                EXERCISABLE
----------------------------------------------------------------------------------------  --------------------------
                                                          WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
                                              NUMBER OF       REMAINING        AVERAGE                    AVERAGE
                                               SHARES     CONTRACTUAL LIFE    EXERCISE      SHARES       EXERCISE
         RANGE OF EXERCISE PRICES            OUTSTANDING       (YEARS)          PRICE     EXERCISABLE      PRICE
-------------------------------------------  -----------  -----------------  -----------  -----------  -------------
$0.04 to $1.00                                1,043,921            8.82       $    0.21      487,760     $    0.19
$1.01 to $10.00                                 348,408           10.67            4.60       88,015          3.66
Greater Than $10.00                           1,800,488           11.38           17.93       46,129         12.72

    The Company has recorded deferred compensation expense of $644,000 for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. This amount is being amortized over the vesting period of the individual options, generally four years. Deferred compensation expense recognized in 1996 and 1995 totaled $265,000 and $223,000, respectively.

    In August 1995, the Company's Board of Directors approved the Company's 1995 Employee Stock Purchase Plan (the Purchase Plan), under which 200,000 shares of Common Stock has been reserved for issuance. Under the Purchase Plan, the Company's employees meeting certain eligibility requirements, may elect on a semiannual basis to purchase Common Stock through payroll deductions, which may not exceed 5% of each employee's compensation (subject to certain limitations). The price of such stock will be equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of each respective semiannual offering period. During 1996, approximately 12,000 shares were issued under this plan.

                              SYNC RESEARCH, INC.

8. COMMITMENTS AND CONTINGENCIES

    The Company leases its office facilities and certain equipment under noncancelable operating leases expiring through 2001. The Company also has various leased equipment under capital leases that are included in "furniture, fixtures and equipment" in the accompanying balance sheets. The cost and accumulated depreciation and amortization of these leased assets were $250,000 and $72,000, respectively at December 31, 1996 and $239,000 and $43,000, respectively, at December 31, 1995. Depreciation and amortization of equipment leased under capital leases is included in depreciation expense.

    Future minimum annual rentals under lease arrangements at December 31, 1996 are as follows:

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
                                                                                (IN THOUSANDS)
1997.....................................................................   $      58    $     646
1998.....................................................................          70          594
1999.....................................................................          54          486
2000.....................................................................          49          432
2001.....................................................................           5          432
                                                                                -----   -----------
    Total minimum future lease payments..................................         236    $   2,590
                                                                                        -----------
                                                                                        -----------

Amounts representing interest (9% to 15%)................................         (51)
                                                                                -----
Present value of net minimum lease payments..............................         185
Less current portion of capital lease obligations........................         (39)
                                                                                -----
Long-term portion of capital lease obligations...........................   $     146
                                                                                -----
                                                                                -----

    Rent expense for 1996, 1995 and 1994 was $659,000, $465,000 and $436,000,
respectively.

    In connection with certain agreements with several of its customers, the Company has indemnified these customers against losses arising from specific events, including product/service performance failures and third party intellectual property rights. Management believes that any costs incurred under these indemnification arrangements will not have a material adverse impact on the Company's financial position or results of operations.

9. MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK

    On January 23, 1995, TyLink issued 2,540,820 shares of Mandatorily Redeemable Series B Preferred Stock for proceeds of $1.49135 per share. In connection with the financing, TyLink also issued 400,366 shares of common stock for proceeds of $2.40 per share. In connection with the Merger, the Company purchased all of the outstanding mandatorily redeemable preferred stock for $4 million cash and 208,677 shares of common stock.

10. PREFERRED AND COMMON STOCKHOLDERS' EQUITY

    In connection with the Company's initial public offering in November 1995, all outstanding Series A, Series B and Series C preferred stock was converted into an aggregate 7,603,240 shares of the Company's common stock.

                              SYNC RESEARCH, INC.

11. CREDIT AGREEMENT

    Under the Company's unsecured credit agreement with a bank, the Company may borrow an amount not to exceed $5,000,000 at the Bank's prime rate on amounts outstanding (8.25% at December 31, 1996). The agreement expires on October 5, 1997. There was $802,000 outstanding under this agreement as of December 31, 1996. The carrying value of this obligation approximates its fair value due to its market rate of interest.

12. SUBSEQUENT EVENT

    On March 20, 1997, the Company announced its plan to restructure its operations, including its intent to implement cost reduction initiatives.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held June 13, 1997, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information as to the Company's executive officers is set forth in "Item 1--Business--Executive Officers of the Company" in this Annual Report on Form 10-K. Information as to the Company's directors is incorporated by reference from the information under the caption "Election of Directors-Nominees" in the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       PAGE IN
                                                                                                       ANNUAL REPORT
                                                                                                       ON FORM 10-K
                                                                                                       -------------
(a)        The following documents are filed as part of this Annual Report on Form 10-K:

           (1)        Report of Ernst & Young LLP, Independent Auditors..............................  29

                      Report of Price Waterhouse LLP, Independent Accountants........................  30

                      Consolidated Balance Sheets at December 31, 1996 and 1995......................  31

                      Consolidated Statements of Operations for the Years Ended December 31, 1996,
                      1995 and 1994..................................................................  32

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
                      1995 and 1994..................................................................  33

                      Consolidated Statements of Mandatorily Redeemable Preferred Stock and Preferred
                      and Common Stockholders' Equity................................................  34

                      Notes to Consolidated Financial Statements.....................................  35

           (2)        Financial Statement Schedules

                      Schedule II--Valuation and Qualifying Accounts for the Years Ended December
                      1996, 1995 and 1994............................................................  51

                      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

           (3)        Exhibits (numbered in accordance with Item 601 of Regulation S-K)..............  52

EXHIBIT
NUMBER           DESCRIPTION
---------------  ------------------------------------------------------------------------------------------------
2.1(3)           Agreement and Plan of Reorganization dated June 27, 1996 between the Company and TyLink
                   Corporation.
3.1(2)           Amended and Restated Certificate of Incorporation of Registrant.
3.3(1)           Bylaws of Registrant.
9.1(1)           Amended and Restated Shareholders' Agreement dated April 25, 1994.
10.1(1)          Form of Indemnification Agreement.
10.2(3)          Amended and Restated 1991 Stock Plan (amended as of May 28, 1996) and form of Option Agreement.
10.3(4)          Amended 1995 Employee Stock Purchase Plan (amended as of September 27, 1996) and form of
                   Subscription Agreement.
10.4(1)          1995 Directors' Option Plan and form of Option Agreement.
10.5(1)          Amended and Restated Investors' Rights Agreement among the Registrant and certain securityholders of the Company, dated as of April 25, 1994.
10.6(1)          Consulting Agreement between the Company and Gregorio Reyes dated January 1995.
10.7(1)          Series C Preferred Stock Purchase Agreement dated April 25, 1994.
10.8(1)          401(k) Plan.

10.9(1)(6)       Reseller Purchase Agreement between the Company and Cabletron Systems, Inc. dated September 29,
                   1992.
10.10(1)(6)      OEM Agreement between the Company and Cabletron Systems, Inc. dated December 28, 1992.
10.11(1)(6)      Development Agreement between the Company and Cabletron Systems, Inc. dated September 29, 1992.
10.12(1)(6)      OEM Purchase Development and Marketing Agreement between 3Com Corporation and the Company dated
                   April 25, 1994.
10.15(1)         Loan and Security Agreement between the Company and Silicon Valley Bank dated September 18,
                   1991, and amendments dated October 20, 1992 and August 31, 1995 thereto.
10.15a(1)        Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated
                   October 5, 1995.
10.17(1)         Letter Agreement dated July 9, 1995 between the Company and Ronald J. Scioscia.
10.18(2)         Letter Agreement dated March 5, 1996 between Roger Dorf and the Company.
10.19(3)         Real estate lease dated May 30, 1996 between the Company and The Northwestern Mutual Life
                   Insurance Company.
10.20(5)         Assumed TyLink Corporation 1994 Equity Incentive Plan.
10.22(4)         Employment Agreement between the Company and Richard Swee, dated August 23, 1996.
10.23(4)         Form of Noncompetition Agreement between the Company and Richard Swee, dated August 23, 1996.
10.24(4)         Form of Severance Agreement between the Company and each of John Rademaker and Roger Dorf, dated
                   September 30, 1996.
10.25(4)         Form of Severance Agreement between the Company and other Company executive officers, dated
                   September 30, 1996.
10.26(4)         Real Estate Lease between TyLink and Thomas J. Flatley d/b/a The Flatley Company, dated May 14,
                   1991.
11.1             Computation of Net Income (Loss) Per Share.
22.1             Subsidiaries of the Company.
23.1             Consent of Ernst & Young LLP, Independent Auditors.
23.2             Consent of Price Waterhouse LLP, Independent Accountants.
24.1             Power of Attorney.

------------------------

(1) Incorporated by reference from exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1, as amended (File No. 33-06910), which became effective on November 9, 1995.

(2) Incorporated by reference from exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, filed August 12, 1996.

(4) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, filed November 14, 1996.

(5) Incorporated by reference from Company's Registration Statement on Form S-8 (No. 333-12315), filed on September 19, 1996.

(6) Confidential treatment has been granted with respect to certain portions of this Exhibit by the Securities and Exchange Commission by order dated November 9, 1995.

(b) Reports on Form 8-K
    A report on Form 8-K (with a report date of August 23, 1996) was filed on September 6, 1996, describing the acquisition of TyLink Corporation. The item reported thereunder was Item 2 (Acquisition or Disposition of Assets). On November 8, 1996, an amendment to this Form 8-K was filed on Form 8-K/A. The item reported thereunder was Item 7 (Financial Statements and Exhibits). The audited financial statements of TyLink Corporation filed therewith contained balance sheets as of March 29, 1996 and March 31, 1995 and statements of operations, of mandatorily redeemable preferred stock and common stockholders' deficit and of cash flows for the three years ended March 29, 1996. The unaudited pro forma combined, condensed financial statements for Sync and TyLink filed therewith contained statements of operations for the three years ended December 31, 1993, 1994 and 1995 and the six months ended June 30, 1996 and balance sheets as of December 31, 1995 and June 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 31, 1997.

                                SYNC RESEARCH, INC.

                                By:            /s/ RONALD J. SCIOSCIA
                                     -----------------------------------------
                                                 Ronald J. Scioscia
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Rademaker and Ronald J. Scioscia, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ JOHN H. RADEMAKER
------------------------------  Chief Executive Officer,      March 31, 1997
      John H. Rademaker           Director

      /s/ ROGER A. DORF
------------------------------  President, Chief Operating    March 31, 1997
        Roger A. Dorf             Officer and Director

    /s/ RONALD J. SCIOSCIA      Vice President of Finance
------------------------------    and Administration and      March 31, 1997
      Ronald J. Scioscia          Chief Financial Officer

      /s/ GREGORIO REYES
------------------------------  Chairman of the Board of      March 31, 1997
        Gregorio Reyes            Directors

   /s/ DOUGLAS C. CARLISLE
------------------------------  Director                      March 31, 1997
     Douglas C. Carlisle

 /s/ ROBERT J. FINOCCHIO, JR.
------------------------------  Director                      March 31, 1997
   Robert J. Finocchio, Jr.

   /s/ CHARLES A. HAGGERTY
------------------------------  Director                      March 31, 1997
     Charles A. Haggerty

    /s/ WILLIAM J. O'MEARA
------------------------------  Director                      March 31, 1997
      William J. O'Meara

                              SYNC RESEARCH, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                  DEDUCTIONS/
                                                     BALANCE AT                   RECOVERIES                     BALANCE AT
                                                    BEGINNING OF                      AND                          END OF
DESCRIPTION                                            PERIOD       ADDITIONS     WRITE-OFFS    ADJUSTMENTS(1)     PERIOD
-------------------------------------------------  --------------  ------------  -------------  --------------  ------------
1996
  Allowance for doubtful accounts receivable.....    $  243,128    $    354,870   $  (314,722)    $   65,000     $  348,276
  Inventory reserves.............................       833,204       1,029,392    (1,190,929)       (13,204)       658,463

1995
  Allowance for doubtful accounts receivable.....    $  251,956    $    158,705   $  (102,533)    $       --     $  308,128
  Inventory reserves.............................       147,750         769,842       (97,592)            --        820,000

1994
  Allowance for doubtful accounts receivable.....    $  159,172    $    133,050   $   (40,266)    $       --     $  251,956
  Inventory reserves.............................       133,852          48,166       (34,268)            --        147,750

------------------------

(1) Amounts represent the reversal of the net activity of the valuation and qualifying accounts for the three months ended March 29, 1996 of TyLink Corporation that have been included in both 1996 and 1995.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
      11.1   Computation of Net Income (Loss) Per Share.......................................................          53

      22.1   Subsidiaries of the Company......................................................................          54

      23.1   Consent of Ernst & Young, LLP, Independent Auditors..............................................          55

      23.2   Consent of Price Waterhouse, LLP, Independent Accountants........................................          56

      24.1   Power of Attorney (see page 50)..................................................................