Form 10-Q
period 1997-03-31
SYNC RESEARCH INC
filed 1997-05-12
CIK 1000695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED MARCH 31, 1997, OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                           SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                        COMMISSION FILE NUMBER: 0-26952

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

                               YES _X_    NO ___

    As of April 16, 1997, 17,093,150 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.
                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
Part I.      Financial Information.........................................................................          3

  Item 1.    a)  Condensed consolidated balance sheets at March 31, 1997 (unaudited) and December 31,
                 1996......................................................................................          3

             b)  Condensed consolidated statements of operations (unaudited) for the three month periods
                 ended March 31, 1997 and March 31, 1996...................................................          4

             c)  Condensed consolidated statements of cash flows (unaudited) for the three-month periods
                 ended March 31, 1997 and March 31, 1996...................................................          5

             d)  Notes to condensed consolidated financial statements......................................          6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          8

Part II.     Other Information.............................................................................         19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SYNC RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................................   $  26,276    $   35,874
  Short-term investments..............................................................       3,935        --
  Accounts and other receivables, net.................................................       4,971         7,587
  Inventories.........................................................................       7,167         7,139
  Prepaid expenses and other current assets...........................................         797           479
                                                                                        -----------  ------------

Total current assets..................................................................      43,146        51,079

Furniture, fixtures and equipment, net................................................       5,010         4,570
Other assets..........................................................................          43            43
                                                                                        -----------  ------------
    Total assets......................................................................   $  48,199    $   55,692
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities............................................   $   5,099    $    5,902
  Bank borrowings and current maturities of capitalized
    lease obligations.................................................................          46           841
                                                                                        -----------  ------------
Total current liabilities.............................................................       5,145         6,743

Capitalized lease obligations, less current maturities................................         142           146

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares--16,983 at March 31, 1997 and 16,946 at December 31,
    1996..............................................................................          17            17
  Additional paid-in capital..........................................................      71,638        71,385
  Deferred compensation...............................................................        (121)         (156)
  Accumulated deficit.................................................................     (28,622)      (22,443)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      42,912        48,803
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $  48,199    $   55,692
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Net revenues................................................................................  $   5,082  $   9,095
Cost of sales...............................................................................      3,469      5,594
                                                                                              ---------  ---------
  Gross profit..............................................................................      1,613      3,501

Operating expenses:
  Research and development..................................................................      2,198      1,627
  Selling and marketing.....................................................................      4,234      3,119
  General and administrative................................................................      1,325        970
  Severance and lease rationalization costs.................................................        506     --
                                                                                              ---------  ---------
  Total operating expenses..................................................................      8,263      5,716
                                                                                              ---------  ---------
Operating loss..............................................................................     (6,650)    (2,215)
Other income, net...........................................................................        471        642
                                                                                              ---------  ---------
Net loss....................................................................................  $  (6,179) $  (1,573)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Net loss per share..........................................................................  $   (0.36) $   (0.12)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computing net loss per share.................................................     16,983     15,996
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................................................  $   (6,179) $   (1,573)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................................         405         223
    Provision for losses on accounts receivable...........................................         115           9
    Deferred compensation expense.........................................................          35          92
    Changes in operating assets and liabilities...........................................       1,352        (395)
                                                                                            ----------  ----------
Net cash used in operating activities.....................................................      (4,272)     (1,644)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities, net.................................................      (3,935)    (18,570)
  Purchases of furniture, fixtures and equipment..........................................        (820)       (620)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................      (4,755)    (19,190)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net bank borrowings (repayments)........................................................        (802)        769
  Payments on capitalized lease obligations...............................................         (22)         (5)
  Proceeds from common stock options exercised............................................          96          33
  Proceeds from employee stock purchase plan..............................................         157          38
  Net proceeds from issuance of common stock..............................................          --         (19)
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................        (571)        816
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................      (9,598)    (20,018)
Cash and cash equivalents at beginning of period..........................................      35,874      50,683
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   26,276  $   30,665
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid...........................................................................  $       11  $       15
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Income taxes paid.......................................................................  $        1  $       40
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

    The condensed consolidated balance sheets as of March 31, 1997, the condensed consolidated statements of operations for the three months ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. The condensed financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company invests its excess cash in money market funds and debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers investments with original maturities between three and twelve months to be short-term investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. There were no significant unrealized gains or losses at March 31, 1997.

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

3.  INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      -----------  -------------
Raw Materials.......................................................   $   3,073     $   3,973
Work in Process.....................................................       1,390         1,043
Finished Goods......................................................       2,704         2,123
                                                                      -----------       ------
                                                                       $   7,167     $   7,139
                                                                      -----------       ------
                                                                      -----------       ------

4.  PER SHARE INFORMATION

    Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock, except that for periods prior to the Company's initial public offering, pursuant to the requirements of the Securities and Exchange Commission (SEC), common shares issued by Sync during the twelve months immediately preceding its initial public offering which was completed on November 10, 1995, plus the number of equivalent shares resulting from stock options and warrants granted during this period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price in calculating equivalent shares). The weighted average number of common shares outstanding for all periods also reflects the issuance of .1576 shares of the Company's common stock for each share of TyLink Series A preferred and common stock. Net loss applicable to common and common equivalent shares reflects the accretion of dividends and liquidation value related to the mandatorily redeemable preferred stock. Such accretion aggregated $291,000 during the three months ended March 31, 1996.

5.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was issued and is effective for interim and annual periods ended after December 15, 1997. The statement requires presentation of both basic and diluted earnings per share. As a result of the Company's net loss, basic and diluted earnings per share will not differ materially from the earnings per share amounts in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained therein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

OVERVIEW

    Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first ConversionNode and frame relay access products. The Company expanded its operations in late 1992 and 1993 in anticipation of an expanding market for Sync's WAN access products. The Company implemented a work-force reduction in late 1993, when the market for the Company's products was slower to develop than expected and when anticipated increased sales were not realized. The Company continued its historical emphasis on identifying potential channel partners, educating potential and existing channel partners and other resellers and supporting sales efforts of these resellers. As a result of these activities, in 1994 and early 1995, the Company entered into relationships with several additional channel partners. Sales through channel partners and other resellers increased as the market for the Company's products began to grow significantly in 1994. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as International Business Machines ("IBM") and 3Com Corporation ("3Com"), as well as carriers such as Sprint, MCI and Ameritech. In the first half of 1995, the Company added significant senior management personnel. In addition, in order to support the anticipated growth in its business, the Company began expanding its operations and increased its manufacturing capacity through the expansion of its relationships with contract manufacturers and internal manufacturing resources.

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

    In March 1997, the Company implemented significant expense reductions, including a reduction in force and certain lease terminations, with the goal of enabling the Company to achieve profitability at lower revenue levels. There can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market, or that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

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

    Net revenues for the first quarter of 1997 were $5.1 million, a decrease of $4.0 million from the net revenues of $9.1 million for the quarter ended March 31, 1996. The lower net revenues for the first quarter of 1997 reflected decreased sales of frame relay access products, older conversion products and management products, as well as lower average selling prices. Net revenues from sales of frame relay access products were $1.6 million in the first quarter of 1997 as compared to $3.9 million in the first quarter of 1996. The decrease in net revenues from sales of frame relay access products reflected in part the loss of Racal-Datacom, Inc. ("Racal") and Network Equipment Technologies, Inc. ("NET") as channel partners. Racal and NET made significant product purchases in the first quarter of 1996, but have developed products and product strategies that now place them in competition with the Company. Net revenues from sales of SNMP and circuit management products were $0.9 million in the first quarter of 1997 as compared to $1.2 million in the quarter ended March 31, 1996. Net revenues from sales of transmission products were $1.3 million for the quarter ended March 31, 1997 or essentially equal to the sales level for these products for the first quarter of 1996. Sales of the Company's frame relay access products represented approximately 31.4% of total net revenues for the first quarter of 1997 as compared to 42.3% for the prior year quarter. Sales of the Company's management products represented 18.5% of net revenues in the first quarter of 1997 as compared to 13.6% in the first quarter of 1996. Sales of the Company's transmission products represented 24.8% of net revenues in the first quarter of 1997 versus 14.2% in the quarter ended March 31, 1996. Sales of all other products and services declined to 25.3% of net revenues in the quarter ended March 31, 1997 versus 29.8% of net revenues for the prior year quarter, as sales of older conversion products significantly declined. The Company expects that average selling prices will continue to decline and that sales though channel partners and other resellers will continue to account for a substantial majority of net revenues, however, the mix of channel partners and other resellers may change from period to period. Sales of frame relay access products and circuit management products are expected to grow as a percentage of net revenues and revenues from the sale of transmission and other products are expected to decline.

    GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products and compensation paid to employees in the Company's manufacturing organization. Gross profit decreased to $1.6 million for the quarter ended March 31, 1997 from $3.5 million in the prior year quarter due primarily to lower sales revenues and lower average selling prices. Gross profit as a percentage of net revenues decreased to 31.7% for the quarter ended March 31, 1997 as compared to 38.5% for the quarter ended March 31, 1996 due primarily to lower sales volume and lower average selling prices.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services, costs of materials utilized in the development of hardware products, including prototype units, and license fees and other payments to acquire rights to technology. The Company expenses all research and development costs as incurred. Research and development costs increased to $2.2 million for the first quarter of 1997 as compared to $1.6 million for the first quarter of the prior year. The increased expenses in the first quarter of 1997 were primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products. The Company believes that significant research and development efforts are necessary in order for it to compete in the evolving marketplace in which it operates. As a result of the Company's expense reductions in March 1997, research and development expenses are expected to be lower in the next few quarters.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses increased to $4.2 million for the quarter ended March 31, 1997 as compared to $3.1 million in the quarter ended March 31, 1996. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build-up of the Company's sales organization. As a result of the Company's expense reductions in March 1997, selling and marketing are expected to be lower in the next few quarters.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants and for professional services, and costs incurred in recruiting senior management personnel. General and administrative expenditures increased to $1.3 million for the first quarter of 1997 as compared to $1.0 million for the quarter ended March 31, 1996. The increased expenses were the result of additional personnel costs in the first quarter of 1997. As a result of the Company's expense reductions in March 1997, general and administrative are expected to be lower in the next few quarters.

    Severance and lease rationalization costs include expenses related to the reduction in employees and the elimination or reduction of certain lease obligations undertaken at the end of March 1997. The estimated costs of these actions were $0.5 million in the first quarter of 1997. There were no such expenses in the prior year quarter ended March 31, 1996. As a result of these actions, operating expenditures are expected to decrease until and unless revenue momentum improves.

    The Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's Common Stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares and will therefore continue to have an adverse effect on the Company's results of operations. Included in operating expenses and cost of sales for the quarter ended March 31, 1997 were $35,000 of such expenses as compared to $92,000 for the quarter ended March 31, 1996.

    Net interest income was $0.5 million for the quarter ended March 31, 1997 as compared to $0.6 million in the quarter ended March 31, 1996 as a result of lower average cash balances.

    INCOME TAXES

    The provisions for income taxes in 1996 and 1995 represent minimum state taxes and federal and state minimum taxes, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company's principal sources of liquidity consisted of $26.3 million of cash and cash equivalents, and $3.9 million of short-term investments in high grade commercial paper with maturities of more than three months. During the three months ended March 31, 1997, cash utilized by operating activities was $4.3 million, compared to $1.6 million for the three months ended March 31, 1996. Cash utilized during the three month period ended March 31, 1997 primarily reflected the Company's net loss, a reduction in accounts payable and accrued liabilities and loan repayments of $6.1 million, $0.8 million and $0.8 million, respectively. These changes reflected the higher operating losses and lower level of purchasing and related payables in the first three months of 1997. Capital expenditures during the first three months of 1997 were $0.8 million, compared to $0.6 million for the quarter ended March 31, 1996, which reflected the purchase of computer hardware support for increased staffing, and the establishment of improved hardware and software test capability.

    During the first quarter of 1997, the Company paid in full indebtedness in the principal amount of $0.8 million then outstanding under the Company's existing bank line of credit. As a result of the first quarter losses, the Company is not currently in compliance with certain financial covenants in the loan agreement. The Company and bank are in the process of amending the loan agreement to revise the financial covenants in line with current expectations.

    The Company entered into a new seven year real estate lease and relocated its primary operations during the fourth quarter of 1996. Therefore, lease, operating and maintenance costs will be greater in 1997 than in 1996.

    The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1997.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained therein, the previous discussion under "Results of Operations," and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The following is a description of certain of the major risks and uncertainties.

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $1.2 million in 1994, $2.4 million in 1995, $11.7 million in 1996 and $6.2 million for the three months ended March 31, 1997. As of March 31, 1997, the Company had an accumulated deficit of approximately $28.6 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the rate at which Tylink operations become integrated with Sync operations; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers currently account, and are expected to continue to account, for a substantial majority of the Company's net revenues, including virtually all of its sales outside of the United States. Sales through channel partners and other resellers accounted for 85.7%, 88.1%, and 79.6% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, Ameritech and MCI. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions and provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

    Certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. Certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. Many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. For example, NET and Racal, which accounted for, respectively, 6.6% and 4.4% of the Company's net revenues in 1996, have developed competitive products and product strategies. Moreover, the product lines acquired in the TyLink merger compete with certain Racal products. Thus, Sync expects product revenues from NET and Racal to continue to decline. Sales to 3Com accounted for 19.2%, 17.9% and 6.5% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company believes the relative amount of revenues derived from sales to 3Com will likely decline as competitive products impact the conversion product business. During 1995, sales to Cabletron accounted for 11.2% of net revenues of the Company, but sales to Cabletron have declined substantially, to 0.4% of net revenues of the Company in 1996, and there can be no assurance that sales to Cabletron will increase in the future.

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

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 18.5%, 12.7%, 10.7% and 6.3% of the Company's net revenues in the three months ended March 31, 1997 and in fiscal years 1996, 1995 and 1994, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. In addition, the Company currently anticipates that international sales may increase as a percentage of the Company's net revenues in future periods. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. The Company maintains a key person life insurance policy only on John H. Rademaker, the Company's founder. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In March 1997, the Company implemented significant expense reductions, including a reduction in force, with the goal of enabling the Company to achieve profitability at lower revenues. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

    ANTI-TAKEOVER PROVISIONS

    The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In addition, certain provisions of the Company's charter documents, including provisions eliminating cumulative voting, eliminating the ability of stockholders to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's common stock. Certain of the Company's stock option and purchase plans provide for assumption of such plans, or, alternatively, immediate vesting upon a change of control or similar event. In addition, the Company has entered into severance agreements with its officers, pursuant to which they are entitled to specified severance payments if they are actually or constructively terminated within specified time periods following a change of control of the Company. In April 1997, the Board approved an amendment to these agreements to provide that upon a change of control of the Company, fifty percent (50%) of the officer's unvested options shall immediately vest. The Board of Directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and as a result, the issuance of such preferred stock could have a material adverse effect on the market value of the common stock. The Company has no present plan to issue shares of preferred stock.

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

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

     11.1  Computation of Earnings (Loss) per Share.
     27.1  Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNC RESEARCH, INC.

Date: May 12, 1997              By:            /s/ RONALD J. SCIOSCIA
                                     -----------------------------------------
                                                 Ronald J. Scioscia
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

   EXHIBIT
    NUMBER   DESCRIPTION                                                                                           PAGE
-----------  -------------------------------------------------------------------------------------------------     -----
      11.1   Computation of Earnings (Loss) per Share.                                                                  22

      27.1   Financial Data Schedule.                                                                                   23