Form 10-Q
period 1997-06-30
SYNC RESEARCH INC
filed 1997-08-14
CIK 1000695

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

                           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL QUARTER ENDED JUNE 30, 1997, OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                        COMMISSION FILE NUMBER: 0-26952

                            ------------------------

                              SYNC RESEARCH, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                             33-0676350
 (State or other jurisdiction          (IRS Employer Identification
     of incorporation or                           No.)
        organization)

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

                               YES _X_    NO ___

    As of July 31, 1997, 17,251,661 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.
                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
Part I.      Financial Information.........................................................................          3

  Item 1.    a)  Condensed consolidated balance sheets at June 30, 1997 (unaudited) and December 31,
                 1996......................................................................................          3

             b)  Condensed consolidated statements of operations (unaudited) for the three and six month
                 periods ended June 30, 1997 and June 30, 1996.............................................          4

             c)  Condensed consolidated statements of cash flows (unaudited) for the six-month periods
                 ended June 30, 1997 and June 30, 1996.....................................................          5

             d)  Notes to condensed consolidated financial statements......................................          6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          8

Part II.     Other Information.............................................................................         19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SYNC RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1997          1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
Current assets:
  Cash and cash equivalents...........................................................   $  27,133    $   35,874
  Accounts and other receivables, net.................................................       5,535         7,587
  Inventories.........................................................................       7,271         7,139
  Prepaid expenses and other current assets...........................................         597           479
                                                                                        -----------  ------------

Total current assets..................................................................      40,536        51,079

Furniture, fixtures and equipment, net................................................       4,751         4,570
Other assets..........................................................................          44            43
                                                                                        -----------  ------------
    Total assets......................................................................   $  45,331    $   55,692
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities............................................   $   5,131    $    5,902
  Bank borrowings and current maturities of capitalized lease obligations.............          47           841
                                                                                        -----------  ------------
Total current liabilities.............................................................       5,178         6,743

Capitalized lease obligations, less current maturities................................         130           146

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares--17,247 at June 30, 1997 and 16,946 at December 31,
      1996............................................................................          17            17
  Additional paid-in capital..........................................................      71,708        71,385
  Deferred compensation...............................................................         (97)         (156)
  Accumulated deficit.................................................................     (31,605)      (22,443)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      40,023        48,803
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $  45,331    $   55,692
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Net revenues..........................................................  $   6,291  $   7,570  $  11,373  $  16,664
Cost of sales.........................................................      3,826      4,296      7,295      9,891
                                                                        ---------  ---------  ---------  ---------
  Gross profit........................................................      2,465      3,274      4,078      6,773
Operating expenses:
  Research and development............................................      1,555      1,853      3,753      3,479
  Selling and marketing...............................................      3,392      3,254      7,626      6,373
  General and administrative..........................................        854      1,272      2,163      2,242
  Severance and lease rationalization costs...........................     --         --            506     --
                                                                        ---------  ---------  ---------  ---------
  Total operating expenses............................................      5,801      6,379     14,048     12,094
                                                                        ---------  ---------  ---------  ---------
Operating loss........................................................     (3,336)    (3,105)    (9,970)    (5,321)
Interest income, net..................................................        353        592        808      1,235
                                                                        ---------  ---------  ---------  ---------
Net loss..............................................................  $  (2,983) $  (2,513) $  (9,162) $  (4,086)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net loss per share....................................................  $   (0.17) $   (0.17) $   (0.54) $   (0.29)
                                                                        ---------  ---------  ---------  ---------
Shares used in computing net loss per share...........................     17,173     16,069     17,079     16,010
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
                                                                                               1997        1996
                                                                                             ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................................................  $  (9,162) $   (4,086)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................        832         484
    Provision for losses on accounts receivable............................................        147         284
    Deferred compensation expense..........................................................         59         175
    Changes in operating assets and liabilities, net.......................................        886      (3,380)
                                                                                             ---------  ----------
Net cash used in operating activities......................................................     (7,238)     (6,523)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities, net..................................................     --         (11,757)
  Purchases of furniture, fixtures and equipment...........................................     (1,013)     (1,154)
                                                                                             ---------  ----------
Net cash used in investing activities......................................................     (1,013)    (12,911)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net bank borrowings (repayments).........................................................       (802)        556
  Payments on capitalized lease obligations................................................        (11)        (18)
  Proceeds from common stock options exercised.............................................        166          23
  Proceeds from employee stock purchase plan...............................................        157          38
                                                                                             ---------  ----------
Net cash provided by (used in) financing activities........................................       (490)        599
                                                                                             ---------  ----------
Net decrease in cash and cash equivalents..................................................     (8,741)    (18,835)
Cash and cash equivalents at beginning of period...........................................     35,874      50,683
                                                                                             ---------  ----------
Cash and cash equivalents at end of period.................................................  $  27,133  $   31,848
                                                                                             ---------  ----------
                                                                                             ---------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid............................................................................  $      14  $       63
                                                                                             ---------  ----------
                                                                                             ---------  ----------
  Income taxes paid........................................................................  $       1  $       40
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  BASIS OF PRESENTATION

    On August 28, 1996, Sync Research, Inc. ("Sync" or the "Company") acquired TyLink Corporation ("TyLink"), pursuant to a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into TyLink. In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and Tylink for all periods presented.

    The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The condensed financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company invests its excess cash in money market funds and debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers investments with original maturities between three and twelve months to be short-term investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. There were no significant unrealized gains or losses at June 30, 1997.

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

3.  INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1997          1996
                                                                       -----------  -------------
Raw Materials........................................................   $   3,458     $   3,973
Work in Process......................................................       1,257         1,043
Finished Goods.......................................................       2,556         2,123
                                                                       -----------       ------
                                                                        $   7,271     $   7,139
                                                                       -----------       ------
                                                                       -----------       ------

4.  PER SHARE INFORMATION

    Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock, except that for periods prior to the Company's initial public offering, pursuant to the requirements of the Securities and Exchange Commission (SEC), common shares issued by Sync during the twelve months immediately preceding its initial public offering which was completed on November 10, 1995, plus the number of equivalent shares resulting from stock options and warrants granted during this period, have been included in the calculation of the shares used in computing net loss per share as if they were outstanding for all periods presented (using the treasury stock method and the estimated public offering price in calculating equivalent shares). The weighted average number of common shares outstanding for all periods also reflects the issuance of .1576 shares of the Company's common stock for each share of TyLink Series A preferred and common stock. Net loss applicable to common and common equivalent shares reflects the accretion of dividends and liquidation value related to the mandatorily redeemable preferred stock. Such accretion aggregated $222,000 and $533,000 during the three and six months ended June 30, 1996.

5.  CREDIT AGREEMENT

    In June 1997, the Company amended its $5 million unsecured bank credit agreement to revise certain financial covenants. As of June 30, 1997 there were no amounts outstanding under this agreement and the Company was in compliance with the covenants.

6.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained herein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

OVERVIEW

    Sync commenced operations in 1981 and shipped its first commercial product in 1989. Over the past several years, the Company has expanded its operations through its internal field sales organization and has entered into various OEM, marketing and sales arrangements with communications and networking companies such as International Business Machines ("IBM") and 3Com Corporation ("3Com"), as well as telephone service carriers such as Sprint, MCI, Ameritech and AT&T. Starting in the first half of 1995, the Company added senior management personnel and built its sales and other organizations in order to support anticipated growth in its business. In addition, the Company increased its manufacturing capacity through the expansion of its relationships with contract manufacturers and its internal manufacturing resources.

    On August 28, 1996, Sync acquired TyLink, pursuant to a merger of a wholly-owned subsidiary of the Company with and into TyLink. In the merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Tylink Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and TyLink for all periods presented.

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

    Net revenues for the second quarter of 1997 were $6.3 million, compared to net revenues of $7.6 million for the quarter ended June 30, 1996. Net revenues for the six months ended June 30, 1997 were $11.4 million, compared to $16.7 million for the comparable period in 1996. The lower net revenues during 1997 reflected decreased sales of all of the Company's product groups (other than an increase in revenue from sales of frame relay access products in the second quarter of 1997 compared to the second quarter of 1996), as well as lower average selling prices.

    Net revenues by product group for the three months ended June 30, 1997 and 1996 were as follows ($ in millions):

                                                           1997      PERCENTAGE      1996      PERCENTAGE
                                                         ---------  -------------  ---------  -------------
Frame relay access.....................................  $     3.2           51%   $     2.3           30%
Circuit management.....................................        1.2           19          1.6           21
Transmission...........................................        0.9           14          1.3           17
Other..................................................        1.0           16          2.4           32
                                                               ---          ---          ---          ---
                                                         $     6.3          100%   $     7.6          100%
                                                               ---          ---          ---          ---
                                                               ---          ---          ---          ---

    The shift in revenues to frame relay access products from other products was consistent with the Company's expected change in product mix from its older product offerings.

    Net revenues by product group for the six months ended June 30, 1997 and 1996 were as follows ($ in millions):

                                                        1997      PERCENTAGE      1996      PERCENTAGE
                                                      ---------  -------------  ---------  -------------
Frame relay access..................................  $     4.8           42%   $     6.1           37%
Circuit management..................................        2.1           18          2.8           17
Transmission........................................        2.2           19          2.6           16
Other...............................................        2.3           21          5.2           30
                                                      ---------          ---    ---------          ---
                                                      $    11.4          100%   $    16.7          100%
                                                      ---------          ---    ---------          ---
                                                      ---------          ---    ---------          ---

    The decrease in net revenues from sales of frame relay access products during the six months ended June 30, 1997 as compared to the same period of 1996 was, in part, due to the loss of Racal-Datacom, Inc (Racal) and Network Equipment Technologies, Inc (NET) as channel partners. Racal and NET have developed competing products and no longer purchase frame relay products from the Company.

    The Company expects that average selling prices will continue to decline and that sales though channel partners and other resellers will continue to account for a substantial majority of net revenues, however, the mix of sales to channel partners and other resellers may change from period to period. Sales of frame relay access products and circuit management products are expected to grow as a percentage of net revenues and revenues from the sale of transmission and other products are expected to decline. International sales represented approximately 20% of the Company's total revenues during the six months ended June 30, 1997 and may increase as a percentage of the total revenues in future periods.

GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products and compensation paid to employees in the Company's manufacturing organization. Gross profit decreased to $2.5 and $4.1 million for the three and six months ended June 30, 1997, respectively, from $3.3 and $6.8 million in the corresponding prior year periods. Gross profit as a percentage of net revenues decreased to 39.2% and 35.9% for the three and six months ended June 30, 1997, respectively as compared to 43.2% and 40.1% for the three and six months ended June 30, 1996, respectively. The decrease in 1997 as compared to 1996 was due primarily to lower sales volume and lower average selling prices.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel, including consultants engaged in research and development, amounts paid for outside development services, costs of materials utilized in the development of hardware products, including prototype units, and license fees and other payments to acquire rights to technology. The Company expenses all research and development costs as incurred. Research and development costs decreased to $1.6 million for the second quarter of 1997 as compared to $1.9 million for the second quarter of the prior year. For the six months ended June 30, 1997, research costs were $3.8 million compared to $3.5 million for the six months ended June 30, 1996. The decreased expenses in the second quarter of 1997 were primarily due to the Company's March 1997 expense reductions. The increase in research and development expenses for the six months ended June 30, 1997 as compared to the prior year period was due to the higher compensation costs incurred in the first quarter of 1997 related to the development of new products and the continued enhancement of existing products. The Company believes that significant research and development efforts are necessary in order for it to compete in the evolving marketplace in which it operates.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses increased to $3.4 million for the quarter ended June 30, 1997, as compared to $3.3 million in the quarter ended June 30, 1996, and increased to $7.6 million for the six months ended June 30, 1997 as compared to $6.4 million in the prior year period. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build-up of the Company's sales organization.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants and for professional services, and costs incurred in recruiting senior management personnel. General and administrative expenditures decreased to $0.9 for the three months ended June 30, 1997 as compared to $1.3 million for the second quarter of 1996, and remained flat at $2.2 million for the six months ended June 30, 1997, compared to the prior year period. The decreased expenses during the second quarter were the result of the Company's expense reductions in March 1997.

    Severance and lease rationalization costs include expenses related to the reduction in employees and the elimination or reduction of certain lease obligations undertaken at the end of March 1997.

    Net interest income was $0.4 and $0.8 million for the three and six months ended June 30, 1997, respectively, as compared to $0.6 and $1.2 million in the three and six months ended June 30, 1996, respectively. The lower net interest income resulted from lower average cash balances.

    INCOME TAXES

    The Company did not have provisions for income taxes in 1997 and 1996 as a result of its losses during those periods.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company's principal sources of liquidity consisted of $27.1 million of cash and cash equivalents. During the six months ended June 30, 1997, cash utilized by operating activities was $7.2 million, compared to $6.5 million for the six months ended June 30, 1996. Cash utilized during the six-month period ended June 30, 1997 primarily reflected the Company's net loss. Capital expenditures during the first six months of 1997 were $1.0 million, compared to $1.2 million for the same period in 1996.

    In June 1997, the Company amended its $5 million unsecured bank credit agreement to revise certain financial covenants. As of June 30, 1997, there were no amounts outstanding under this agreement, and the Company was in compliance with the covenants.

    The Company entered into a new seven-year real estate lease and relocated its primary operations during the fourth quarter of 1996. Therefore, lease, operating and maintenance costs will be greater in 1997 than in 1996.

    The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1997.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained therein, the previous discussion under "Results of Operations" and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The following is a description of certain of the major risks and uncertainties.

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $1.2 million in 1994, $2.4 million in 1995, $11.7 million in 1996 and $9.2 million for the six months ended June 30, 1997. As of June 30, 1997, the Company had an accumulated deficit of approximately $31.6 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the rate at which Tylink operations become integrated with Sync operations; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

    The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months or over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, subsequent delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. Further, due to the Company's focus on its channel partner marketing strategy, the Company's revenues in any period are highly dependent upon the sales efforts and success of Sync's channel partners and other resellers, which are not within the control of the Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. Significant portions of the Company's expenses are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

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

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers currently account, and are expected to continue to account, for a substantial majority of the Company's net revenues, including virtually all of its sales outside of the United States. Sales through channel partners and other resellers accounted for 85.7%, 88.1%, and 79.6% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, Ameritech, MCI and AT&T. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, and prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions. The agreements also specify that certain of the channel partners and other resellers will be provided manufacturing rights and access to certain of the Company's source code upon the occurrence of specified conditions or defaults.

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

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Bay Networks; FRAD providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management providers such as Visual Networks and Frontier Software. Competitors for the TyLink group of digital transmission products include Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

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

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 19.7%, 12.7%, 10.7% and 6.3% of the Company's net revenues in the six months ended June 30, 1997 and in fiscal years 1996, 1995 and 1994, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. In addition, the Company currently anticipates that international sales may increase as a percentage of the Company's net revenues in future periods. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 13, 1997, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders approved the following matters by the following votes:

    1.  Election of the following directors of the Company:

NOMINEES                                                           FOR          AGAINST     ABSTENTIONS  BROKER NONVOTES
-------------------------------------------------------------  ------------  -------------  -----------  ---------------
Gregorio Reyes...............................................    14,720,233        146,083           0              0
Roger A. Dorf................................................    14,726,951        139,365           0              0
Charles A. Haggerty..........................................    14,734,104        132,212           0              0
William J. O'Meara...........................................    14,733,104        133,212           0              0
John H. Rademaker............................................    14,745,304        121,012           0              0

    2. Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997.

                                                                   FOR          AGAINST     ABSTENTIONS  BROKER NONVOTES
                                                               ------------  -------------  -----------  ---------------

                                                                 14,769,156         36,200      60,960              0

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

      3.3  Amended Bylaws

    10.15b Amendments to Loan and Security Agreement between the Company and Silicon
             Valley Bank dated June 10, 1997, October 6, 1996, and July 3, 1996.

    10.24  Revised Form of Severance Agreement between the Company and each of John
             Rademaker and Roger Dorf, dated May 1997 (supercedes previous Exhibit
             10.24).

    10.25  Revised Form of Severance Agreement between the Company and other Company executive officers, dated May 1997 (supercedes previous Exhibit 10.25).

   *10.27  1996 Non-Executive Stock Option Plan.

     11.1  Computation of Earnings (Loss) per Share.

     27.1  Financial Data Schedule.

------------------------

 * Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-28045), filed with the Securities and Exchange Commission on May 30, 1997.

    (B) REPORTS ON FORM 8-K

    No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNC RESEARCH, INC.

Date: August 14, 1997           By:            /s/ WILLIAM K. GUERRY
                                     -----------------------------------------
                                                 William K. Guerry
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                           DESCRIPTION
-----------  ---------------------------------------------------------------------------------------

       3.3   Amended Bylaws

      10.15b Amendments to Loan and Security Agreement between the Company and Silicon Valley Bank dated June 10, 1997, October 6, 1996 and July 3, 1996.

      10.24  Revised Form of Severance Agreement between the Company and each of John Rademaker and
               Roger Dorf, dated May 1997 (supercedes previous Exhibit 10.24).

      10.25  Revised Form of Severance Agreement between the Company and other Company Executive
               Officers, dated May 1997 (supercedes previous Exhibit 10.25).

     *10.27  1996 Non-Executive Stock Option Plan.

      11.1   Computation of Earnings (Loss) per Share.

      27.1   Financial Data Schedule.

------------------------

 * Incorporated by reference from the Company's Registration Statement on Form S-8 (Registration No. 333-28045), filed with the Securities and Exchange Commission on May 30, 1997.