Form 10-Q
period 1997-09-30
SYNC RESEARCH INC
filed 1997-11-14
CIK 1000695

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

                           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1997, OR

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

                               YES _X_    NO ___

    As of November 10, 1997, 17,282,153 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.
                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
Part I.      Financial Information.........................................................................          3

  Item 1.    a)  Condensed consolidated balance sheets at September 30, 1997 (unaudited) and December 31,
                 1996......................................................................................          3

             b)  Condensed consolidated statements of operations (unaudited) for the three and nine months
                 ended September 30, 1997 and September 30, 1996...........................................          4

             c)  Condensed consolidated statements of cash flows (unaudited) for the
                nine months ended September 30, 1997 and September 30, 1996................................          5

             d)  Notes to condensed consolidated financial statements......................................          6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          8

Part II.     Other Information.............................................................................         19

  Item 1.    Legal Proceedings.............................................................................         19

  Item 2.    Changes in Securities and Use of Proceeds.....................................................         19

  Item 3.    Defaults upon Senior Securities...............................................................         19

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................         19

  Item 5.    Other Information.............................................................................         20

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SYNC RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  ------------
                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................................   $    23,777    $   35,874
  Accounts and other receivables, net...............................................         4,786         7,587
  Inventories.......................................................................         8,005         7,139
  Prepaid expenses and other current assets.........................................           648           479
                                                                                      -------------  ------------

Total current assets................................................................        37,216        51,079

Furniture, fixtures and equipment, net..............................................         4,486         4,570
Other assets........................................................................            44            43
                                                                                      -------------  ------------
    Total assets....................................................................   $    41,746    $   55,692
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..........................................   $     5,173    $    5,902
  Bank borrowings and current maturities of capitalized lease obligations...........            46           841
  Severance and related liabilities.................................................           838            --
                                                                                      -------------  ------------
Total current liabilities...........................................................         6,057         6,743

Capitalized lease obligations, less current maturities..............................           122           146

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares 17,277 at September 30, 1997 and
    16,946 at December 31, 1996.....................................................            17            17
  Additional paid-in capital........................................................        71,823        71,385
  Deferred compensation.............................................................           (82)         (156)
  Accumulated deficit...............................................................       (36,191)      (22,443)
                                                                                      -------------  ------------
Total stockholders' equity..........................................................        35,567        48,803
                                                                                      -------------  ------------
Total liabilities and stockholders' equity..........................................   $    41,746    $   55,692
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                                     --------------------  ---------------------
                                                                       1997       1996        1997       1996
                                                                     ---------  ---------  ----------  ---------
Net revenues.......................................................  $   5,675  $   9,251  $   17,048  $  25,915
Cost of sales......................................................      3,623      4,976      10,918     14,395
                                                                     ---------  ---------  ----------  ---------
  Gross profit.....................................................      2,052      4,275       6,130     11,520

Operating expenses:
  Research and development.........................................      1,761      1,921       5,514      5,400
  Selling and marketing............................................      3,697      3,832      11,323     10,674
  General and administrative.......................................        791      2,534       2,954      4,777
  Severance and lease rationalization costs........................        735         --       1,241         --
                                                                     ---------  ---------  ----------  ---------
  Total operating expenses.........................................      6,984      8,287      21,032     20,851
                                                                     ---------  ---------  ----------  ---------
Operating loss.....................................................     (4,932)    (4,012)    (14,902)    (9,331)
Interest income, net...............................................        345        531       1,153      1,766
                                                                     ---------  ---------  ----------  ---------
Loss before income taxes...........................................     (4,587)    (3,481)    (13,749)    (7,565)
Provision for income taxes.........................................         --          2          --          2
                                                                     ---------  ---------  ----------  ---------
Net loss...........................................................  $  (4,587) $  (3,483) $  (13,749) $  (7,567)
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------
Net loss per share.................................................  $   (0.27) $   (0.23) $    (0.80) $   (0.52)
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------
Shares used in computing net loss per share........................     17,251     16,183      17,137     16,068
                                                                     ---------  ---------  ----------  ---------
                                                                     ---------  ---------  ----------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss................................................................................  $  (13,749) $   (7,567)
  TyLink net loss for the three months ended March 31, 1996...............................          --         711
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................................       1,267         699
    Provision for losses on accounts receivable...........................................         140         347
    Deferred compensation expense.........................................................          74         224
    Changes in operating assets and liabilities, net......................................       1,738      (2,190)
                                                                                            ----------  ----------
Net cash used in operating activities.....................................................     (10,530)     (7,776)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in marketable securities, net...............................................          --     (12,751)
  Purchases of furniture, fixtures and equipment, net.....................................      (1,183)     (1,966)
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................      (1,183)    (14,717)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repurchase of Series B preferred stock..................................................          --      (4,000)
  Net bank borrowings.....................................................................        (802)        802
  Payments on capitalized lease obligations...............................................         (21)       (400)
  Proceeds from common stock options exercised and employee stock purchase plan...........         439         216
                                                                                            ----------  ----------
Net cash used in financing activities.....................................................        (384)     (3,382)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................     (12,097)    (25,875)
Cash and cash equivalents at beginning of period..........................................      35,874      50,633
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   23,777  $   24,758
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid...........................................................................  $       30  $       90
                                                                                            ----------  ----------
                                                                                            ----------  ----------
  Income taxes paid.......................................................................  $        8  $       41
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  BASIS OF PRESENTATION

    On August 23, 1996, Sync Research, Inc. ("Sync" or the "Company") acquired TyLink Corporation ("TyLink"), pursuant to a merger (the "Merger") of a wholly-owned subsidiary of the Company with and into TyLink. In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and Tylink for all periods presented. In the third quarter of 1996, Sync and TyLink incurred direct transaction costs of approximately $1.3 million associated with the Merger, consisting of transaction fees for investment banking, legal and accounting firms, financial printing and other related charges.

    The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996. The condensed financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

2.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company invests its excess cash in money market funds and debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities in order to maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers investments with original maturities between three and twelve months to be short-term investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. Based on its intent, the Company's investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. There were no significant unrealized gains or losses at September 30, 1997.

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

3.  INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1997           1996
                                                                  -------------  -------------
Raw Materials...................................................    $   4,300      $   3,973
Work in Process.................................................          998          1,043
Finished Goods..................................................        2,707          2,123
                                                                       ------         ------
                                                                    $   8,005      $   7,139
                                                                       ------         ------
                                                                       ------         ------

4.  PER SHARE INFORMATION

    Net loss per share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. The weighted average number of common shares outstanding for all periods also reflects the issuance of .1576 shares of the Company's common stock for each share of TyLink Series A preferred and common stock. Net loss applicable to common and common equivalent shares reflects the accretion of dividends and liquidation value related to TyLink mandatorily redeemable preferred stock. Such accretion aggregated $242,000 and $775,000 during the three and nine months ended September 30, 1996.

5.  LINE OF CREDIT

    In June 1997, the Company amended its $5 million unsecured bank credit agreement to revise certain financial covenants. As of September 30, 1997, there were no amounts outstanding under this agreement. As a result of the third quarter losses, the Company is not currently in compliance with certain financial covenants in the loan agreement. The Company and the bank are in the process of negotiating a new loan agreement with revised financial covenants in line with current expectations.

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

7.  LITIGATION

    On November 5, 1997, an action entitled Dalarne Partners, Ltd. v. Sync Research, Inc., et al., No SACV97-877 AHS(EEx) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purports to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserts claims for violation of the Securities Exchange Act of 1934. The complaint seeks to recover damages in an unspecified amount. No trial date or other deadline has been established. The Company intends to defend this lawsuit vigorously.

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

    In March 1997, the Company implemented significant expense reductions, including a reduction in force and certain lease terminations, with the goal of enabling the Company to achieve profitability at lower revenue levels. In September 1997, the Company implemented additional expense reduction strategies, primarily consisting of workforce reductions. There can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market, or that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

RESULTS OF OPERATIONS

    NET REVENUES

    The Company derives its revenues primarily from sales of advanced wide-area networking products. Product revenues are recognized upon shipment and the Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates, which have not been material to date, are recognized ratably over the term of the maintenance period, which is typically 12 months.

    Net revenues for the third quarter of 1997 were $5.7 million, compared to net revenues of $9.3 million for the quarter ended September 30, 1996. Net revenues for the nine months ended September 30, 1997 were $17.0 million, compared to $25.9 million for the comparable period in 1996. The lower net revenues during 1997 reflected decreased sales of all of the Company's product groups, as well as lower average selling prices.

    Net revenues by product group for the three months ended September 30, 1997 and 1996 were as follows ($ in thousands):

                                                     1997       PERCENTAGE       1996       PERCENTAGE
                                                   ---------  ---------------  ---------  ---------------
Frame relay access...............................  $   2,187            39%    $   4,521            49%
Circuit management...............................      1,543            27         1,882            20
Transmission.....................................      1,007            18         1,206            13
Other............................................        938            16         1,642            18
                                                   ---------           ---     ---------           ---
                                                   $   5,675           100%    $   9,251           100%
                                                   ---------           ---     ---------           ---
                                                   ---------           ---     ---------           ---

    Net revenues by product group for the nine months ended September 30, 1997 and 1996 were as follows ($ in thousands):

                                                  1997       PERCENTAGE       1996       PERCENTAGE
                                                ---------  ---------------  ---------  ---------------
Frame relay access............................  $   6,973            41%    $  10,647            41%
Circuit management............................      3,655            21         4,685            18
Transmission..................................      3,198            19         3,841            15
Other.........................................      3,222            19         6,742            26
                                                ---------           ---     ---------           ---
                                                $  17,048           100%    $  25,915           100%
                                                ---------           ---     ---------           ---
                                                ---------           ---     ---------           ---

    The decrease in net revenues from sales of frame relay access products during the nine months ended September 30, 1997 as compared to the same period of 1996 was, in part, due to the loss of Racal-Datacom, Inc. ("Racal") and Network Equipment Technologies, Inc. ("NET") as channel partners. Racal and NET have developed competing products and no longer purchase frame relay products from the Company.

    The Company expects that average selling prices will continue to decline and that sales through channel partners and other resellers will continue to account for a substantial majority of net revenues, however, the mix of sales to channel partners and other resellers may change from period to period. Sales of frame relay access products and circuit management products may grow as a percentage of net revenues and revenues from the sale of transmission and other products are expected to decline. International sales represented approximately 20% of the Company's total sales during the nine months ended September 30, 1997.

    GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products and compensation paid to employees in the Company's manufacturing organization. Gross profit decreased to $2.1 and $6.1 million for the three and nine months ended September 30, 1997, respectively, from $4.3 and $11.5 million in the corresponding prior year periods. Gross profit as a percentage of net revenues decreased to 36.2% and 36.0% for the three and nine months ended September 30, 1997, respectively, as compared to 46.2% and 44.5% for the three and nine months ended September 30, 1996, respectively. The decreases in 1997 as compared to 1996 were due primarily to lower sales volume, changes in channel distribution and customer mix, and lower average selling prices.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services, and costs of materials utilized in the development of hardware products, including prototype units. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility. To date, no significant costs have been capitalized. Research and development expenses decreased to $1.8 million for the third quarter of 1997, as compared to $1.9 million for the third quarter of the prior year. For the nine months ended September 30, 1997, research costs were $5.5 million, as compared to $5.4 million for the nine months ended September 30, 1996. The decreased expenses in the third quarter of 1997 were primarily due to the Company's March 1997 expense reductions. The increase in research and development expenses for the nine months ended September 30, 1997 as compared to the prior year period was due to the higher compensation costs incurred in the first quarter of 1997 related to the development of new products and the continued enhancement of existing products. The Company believes that significant research and development efforts are necessary in order for it to compete in the evolving marketplace in which it operates.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $3.7 million for the quarter ended September 30, 1997, as compared to $3.8 million in the quarter ended September 30, 1996, and increased to $11.3 million for the nine months ended September 30, 1997, as compared to $10.7 million in the prior year period. The decrease in selling and marketing expenses in the third quarter resulted primarily from the Company's March 1997 expense reductions and lower incentive compensation due to lower sales. The increased expenses for the first nine months of 1997 principally reflected increased hiring and personnel-related expenses associated with the build-up of the Company's sales organization in the latter part of 1996.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants, professional services and costs related to public company activities. General and administrative expenditures decreased to $791,000 for the three months ended September 30, 1997, as compared to $2.5 million for the third quarter of 1996, and decreased to $3.0 million for the nine months ended September 30, 1997, as compared to $4.8 million during the prior year period. The expenses were lower in the 1997 periods because of the Company's expense reductions in March 1997 and $1.3 million in non-recurring costs associated with the Company's merger with TyLink in the third quarter of 1996.

    Severance and lease rationalization costs include expenses related to the reduction in employees and the elimination or reduction of certain lease obligations undertaken at the end of March 1997 and similar costs related to the Company's expense reduction efforts undertaken at the end of September 1997.

    Net interest income was $345,000 and $1.2 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $531,000 and $1.8 million in the three and nine month periods ended September 30, 1996. The lower net interest income resulted from lower average cash balances.

    INCOME TAXES

    The Company did not have provisions for income taxes in 1997 and 1996 as a result of its losses during those periods.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company's principal sources of liquidity consisted of $23.8 million of cash and cash equivalents. During the nine months ended September 30, 1997, cash utilized by operating activities was $10.5 million, compared to $7.8 million for the nine months ended September 30, 1996. Cash utilized during the nine-month period ended September 30, 1997 primarily reflected the Company's net loss. Capital expenditures during the first nine months of 1997, consisting primarily of computer hardware and software purchases, were $1.2 million, compared to $2.0 million for the same period of 1996.

    In June 1997, the Company amended its $5 million unsecured bank credit agreement to revise certain financial covenants. As of September 30, 1997, there were no amounts outstanding under this agreement. As a result of third quarter losses, the Company is not currently in compliance with certain financial covenants in the loan agreement. The Company and the bank are in the process of negotiating a new loan agreement with revised financial covenants in line with current expectations.

    The Company entered into a new seven-year real estate lease and relocated its primary operations during the fourth quarter of 1996. Therefore, lease, operating and maintenance costs have been and will continue to be greater in 1997 than in 1996.

    The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1998.

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

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $1.2 million in 1994, $2.4 million in 1995, $11.7 million in 1996 and $13.7 million for the nine months ended September 30, 1997. As of September 30, 1997, the Company had an accumulated deficit of approximately $36.2 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the rate at which Tylink operations become integrated with Sync operations; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a substantial majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers currently account, and are expected to continue to account, for a substantial majority of the Company's net revenues, including virtually all of its sales outside of the United States. Sales through channel partners and other resellers accounted for 85.7%, 88.1%, and 79.6% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, Ameritech, MCI and AT&T. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, and prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions. The agreements also specify that the channel partners and certain other resellers will be provided manufacturing rights and access to certain of the Company's source code upon the occurrence of specified conditions or default.

    Certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. Certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. Many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. For example, NET and Racal, which accounted for, respectively, 6.6% and 4.4% of the Company's net revenues in 1996, have developed competitive products and product strategies. Moreover, the product lines acquired in the TyLink merger compete with certain Racal products. Thus, Sync expects product revenues from NET and Racal to continue to decline. Sales to 3Com accounted for 19.2%, 17.9% and 6.5% of net revenues of the Company in 1996, 1995 and 1994, respectively. The Company believes the amount of revenues derived from sales to 3Com will likely decline as competitive products impact the conversion product business.

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

    DEPENDENCE ON CONTRACT MANUFACTURERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company entered into an arrangement with a contract manufacturer in 1995 to outsource substantial portions of its procurement, assembly and system integration operations. The Company has contracted with a second supplier to diversify purchasing commitments while maintaining the outsource strategy. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company attempts to identify a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 19.9%, 12.7%, 10.7% and 6.3% of the Company's net revenues in the nine months ended September 30, 1997 and in fiscal years 1996, 1995 and 1994, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. The Company currently anticipates that international sales may continue to account for a significant percentage of the Company's net revenues in future periods. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. The Company does not maintain key person life insurance policies on any of its employees. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In March 1997 and in September 1997, the Company implemented significant expense reductions, including reductions in force, with the goal of enabling the Company to achieve profitability at lower revenues. In addition, three senior executives, Roger Dorf, Chief Executive Officer, Dominic Genovese, Vice President of Sales and Otto Berlin, Vice President of International Sales, recently resigned from the Company. The loss of the services of these or any of the Company's other key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

                              SYNC RESEARCH, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On November 5, 1997, an action entitled Dalarne Partners, Ltd. v. Sync Research, Inc., et al., No SACV97-877 AHS(EEx) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purports to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserts claims for violation of the Securities Exchange Act of 1934. The complaint seeks to recover damages in an unspecified amount. No trial date or other deadline has been established. The Company intends to defend this lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d)  USE OF PROCEEDS

    In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were Robertson, Stephens & Company, Alex. Brown & Sons Incorporated and Wessels, Arnold & Henderson.

    From November 9, 1995 to September 30, 1997, the Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions............  $  3,619,000
Other expenses....................................       912,471
                                                    ------------
  Total Expenses..................................  $  4,531,471
                                                    ------------
                                                    ------------

    All of such expenses were direct or indirect payments to others.

    The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to September 30, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Construction of plant, building and facilities....  $     824,249
Purchase and installment of machinery and
  equipment.......................................      2,961,603
Acquisition of other business(es).................      5,338,000
Working capital...................................      4,725,521
Operating losses..................................     19,767,000
                                                    -------------
  Total...........................................  $  33,616,373
                                                    -------------
                                                    -------------

    In addition, the Company used aggregate proceeds of $228,583 to make departing payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

    10.28  Letter Agreement dated June 6, 1997 with William K. Guerry
    11.1   Computation of Earnings (Loss) per Share.
    27.1   Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNC RESEARCH, INC.

Date: November 14, 1997         By:            /s/ WILLIAM K. GUERRY
                                     -----------------------------------------
                                                 William K. Guerry
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
------   -------------------------------------------------------------------------------------------------------
 10.28   Letter Agreement dated June 6, 1997 with William K. Guerry.

 11.1    Computation of Net Loss per Share.

 27.1    Financial Data Schedule.