Form 10-K
period 1997-12-31
SYNC RESEARCH INC
filed 1998-03-31
CIK 1000695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 13, 1998 was approximately $57,544,019 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    There were 17,367,197 shares of Registrant's Common Stock issued and outstanding as of March 13, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on June 12, 1998 (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

    Except for the historical information contained herein, the matters discussed in this document are forward-looking statements. The Company wishes to alert readers that the factors set forth in Item 7, under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," including but not limited to fluctuations in quarterly orders, market conditions in the networking industry and the amount of charges relating to expense reductions, involve risks and uncertainties and could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

OVERVIEW

    Sync Research, Inc. together with its subsidiaries (collectively, "Sync" or the "Company") develops, manufactures, markets and supports wide-area network ("WAN") access, internetworking and management solutions that enable customers to more reliably deploy business-critical applications over frame relay and other public switched virtual network ("PSVN") services.

    In August 1996, Sync acquired TyLink Corporation ("TyLink"), based in Norton, Massachusetts. With the addition of TyLink, Sync has enhanced its product portfolio with an extensive line of digital transmission and circuit management products for customer premise and service provider applications. Digital transmission products, including data service units and channel service units ("DSU/CSU") and Integrated Services Digital Network ("ISDN") termination products, are the basic elements that comprise frame relay and other next-generation digital and switched services. The acquisition of TyLink was accomplished through a merger ("Merger") of a wholly-owned subsidiary of the Company with and into TyLink. In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Tylink Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The Merger has been accounted for as a pooling of interests.

    As a result of the growth of computing networks, there has been a worldwide growth in demand for data bandwidth. At the same time, worldwide telecommunications reform has caused the transformation of traditional carriers and has given birth to a new generation of geographically and market aligned value-added carriers, collectively referred to as "Service Providers." In an effort to develop new revenue sources and improve competitiveness, many of these Service Providers have launched innovative data services based on frame relay, an efficient, low-latency, frame-switched WAN protocol. Frame relay has experienced rapid growth as a PSVN service due to its speed and economy, its deployment flexibility, and its ability to combine incompatible "protocols," such as International Business Machines Corporation ("IBM") mainframe Systems Network Architecture ("SNA") and client/server Transmission Control Protocol/Internet Protocol ("TCP/IP"), onto a single telecommunications circuit. Frame relay represents an emerging class of cost-effective, intelligent, PSVN technology, and provides a smooth migration to asynchronous transfer mode ("ATM") and other broadband switching services.

    Sync has developed a portfolio of products that provide end users and service providers with innovative WAN access and management solutions engineered to support mission-critical applications over frame relay and other PSVN services. The Company's FrameNode-TM- line of multiservice frame relay access devices ("FRADs") and frame relay access routers enable the migration of embedded SNA leased line networks to frame relay, as well as the convergence of SNA and client/server branch applications across frame relay networks. The TyLink-Registered Trademark- line of digital transmission products includes DSU/CSUs, ISDN termination products and voice/data multiplexers. These technologies form the building blocks of frame relay and other digital-based services. Sync's new circuit management solutions represent an emerging product category consisting of WAN probes and application software that improves the availability and performance of frame relay and other PSVN services by providing extensive problem isolation and troubleshooting capabilities and proactive performance and service-level management.

    Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. Today, most of these networks use expensive private leased lines to connect remote sites to central computing facilities or data centers. Due to favorable carrier pricing and technical suitability, frame relay PSVN services have emerged as a less expensive, more efficient, direct substitute for such traditional leased line connections. According to a recent study by Vertical Systems Group (1997), the worldwide market for frame relay services and equipment is projected to exceed $14.6 billion by 2000. It is estimated that more than half of all data traffic on frame relay networks by the year 2000 will be attributable to SNA network customers migrating to frame relay. As both an SNA internetworking and frame relay access pioneer, the Company was an early developer of SNA-over-frame relay and SNA and client/server convergence solutions. The Company's FRAD products have been selected by a number of carriers for inclusion in their managed network service offerings for IBM customers.

    Sync continued to expand the breadth and capability of its FrameNode-TM-family of award winning FRADs and frame relay access routers in 1997. The Company announced a partnership with Nuera Communications (San Diego, CA) to integrate voice over frame relay ("VoFR") support on the FrameNode platform. The first such product is expected to be a new version of the 3600 Series platform capable of supporting SNA and other legacy protocols, Internet Protocol/Internetwork Packet Exchange ("IP/IPX") routing and up to two (2) voice or FAX channels on a single unit. Analysts predict the voice over data market, and VoFR in particular, will enjoy considerable growth in the next several years due to its compelling economics; especially in international applications. In 1997, Sync also introduced the 2600 Series--a compact, low-priced single port FRAD with built-in DSU/CSU that is ideally suited for connecting remote automatic teller machines, point of sales devices and other standalone terminals over frame relay. In support of its IBM Original Equipment Manufacturer ("OEM") relationship, the Company significantly enhanced interoperability between the FrameNode (IBM Nways 2218 FRAD) and IBM's 2216 Nways Multi-access Controllers family.

    In 1997, the Company also significantly expanded its circuit management product portfolio with new platforms and software functionality. The new T1 and fractional T1 Frame Relay Access Probe ("T-FRAP") complements the Company's 56/64Kbps based FRAP platform by adding support for frame relay circuits based on high-speed digital T1 and fractional T1 services. Such services are typically used at the central site of a frame relay network to connect remote branch sites to the data center. Sync also announced its new Pro-Act-TM- software, an optional software module that enables the FRAP to look inside frame relay packets to see specific protocol and application level flows. With Pro-Act, the FRAP provides end users and service providers with real-time, end-to-end visibility of frame relay permanent virtual circuits ("PVCs") and the traffic that flows across them. In January 1998, the Company announced its Serial Frame Relay Access Probe ("S-FRAP"), a non-DSU/CSU version of its FRAP product designed for existing frame relay networks that already have installed DSU/CSUs and international markets where DSU/CSUs are integrated by the local loop carrier. In January 1998, Sync also unveiled its Envisage-TM- suite of network performance and service-level management applications that leverage the latest open, Java and Web enabled management technologies to provide advanced performance and service-level monitoring capabilities.

    The Company believes that it is well-positioned with its frame relay access and circuit management solutions, both for customers deploying business-critical applications across frame relay and for service providers targeting such customers with bundled customer premise equipment ("CPE") and managed network service ("MNS") offerings.

    Sync continues to follow a leveraged sales strategy, utilizing IBM and a number of Regional Bell Operating Companies ("RBOCs") and Interexchange Carriers ("IXCs") as delivery channels for its products. Current RBOC and IXC partnerships include Ameritech ("Ameritech"), Pacific Bell Network Integration ("PacBell"), Sprint Communications Company ("Sprint"), MCI Communications Corporation ("MCI") and Intermedia Communications, Inc. ("Intermedia Communications") IBM is expected to serve as a global channel to Fortune 500 customers, many of which are moving their private SNA leased line networks to frame relay. The Company believes that carrier partnerships, especially those deploying managed service offerings, are well-suited to serve the needs of middle and upper market customers.

    Sync maintains international sales and operations offices in Europe (Frankfurt, Germany and Manchester, U.K.) and relationships with its channel partners to support its worldwide sales efforts.

    The Company utilizes a distribution and value-added reseller ("VAR") channel, which includes a catalog reseller, Black Box Corporation ("Black Box"), as the primary distribution channel for its digital transmission products. Sales through this channel have decreased since completion of the Merger. During the latter half of 1997 and into 1998, the Company implemented several programs to rebuild and expand this channel and to expand its support of the broader line of Sync products, including FRADs and circuit management products.

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

    The critical nature of these business applications requires that host-based systems deliver high availability with efficient and predictable response times. IBM's SNA was designed and developed specifically to deliver these benefits to remote terminals communicating across the current wide-area network infrastructures, primarily leased lines. SNA has been the prevalent network architecture for corporate wide-area networks since the late 1970s. Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide.

EMERGENCE OF IP AND CLIENT/SERVER COMPUTING

    In the late 1980s, a new architecture for information processing called "client/server" computing emerged, fueled by the growing intelligence in desktop computers, expanding capabilities of software applications and ease of local interconnection through local area networks ("LANs"). To facilitate support, scalability and security, client/server networks are being implemented by corporations in topologies that physically and logically parallel the traditional leased-line hub and spoke model of the mainframe SNA network, with centralized server "farms" mimicking mainframe data centers.

    Sync believes that SNA and client/server architectures, each with advantages for certain business applications, will continue to coexist. Thus, certain organizations may be required to maintain two separate networks, resulting in duplication of WAN and equipment costs, network management and support personnel, as well as increased operational complexity.

PARADIGM SHIFT TO PUBLIC SWITCHED VIRTUAL NETWORK SERVICES

    Continuing deregulation and reformation within the worldwide telecommunications market has resulted in a dramatic increase in the number of traditional and non-traditional carriers. Although many classifications exist today defined by regulatory, geographical or target market boundaries, the generally accepted categories are IXC, Local Exchange Carriers ("LEC"), Competitive Local Exchange Carrier

("CLEC"), Network Service Provider ("NSP") and Internetwork Service Provider ("ISP"). Sync refers to these organizations collectively as "Service Providers." In order to differentiate their services and remain competitive, Service Providers have deployed a number of data transport networks based on packet and cell switched technologies; specifically frame relay, Internet Protocol ("IP") and Asynchronous Transfer Mode ("ATM"). Many end user organizations ("End Users") have found these PSVN services to be cost-effective alternatives to private leased line networks and have migrated all or part of their WAN infrastructures, effectively "out-tasking" WAN planning, provisioning and management to their Service Provider. Many Service Providers have taken the WAN "out-tasking" model to the next step by creating adjunct services that take over end-to-end management of the End user's WAN and, in some instances, even remote branch LAN. These managed network services ("MNS") often bundle PSVN services with the customer premise equipment ("CPE") necessary to connect customer sites to the network.

    The paradigm shift from leased lines to PSVN services has created a number of challenges for End Users and Service Providers alike. Since a significant portion of their WAN infrastructure is now controlled and managed by their Service Providers, End Users have diminished visibility and control of mission-critical applications that traverse the PSVN. In turn, Service Providers have increased responsibility for end user application performance, especially in connection with MNS offerings.

THE SYNC SOLUTION

    Sync is a provider of WAN access, internetworking and management products that enable business-critical SNA and client/server applications to be safely deployed over frame relay or other PSVN services. Sync's products allow organizations to leverage the performance, utility and cost advantages of these networks, while maintaining the robustness, reliability and responsiveness of SNA and preserving the sizable investment in legacy SNA applications, equipment, management automation, diagnostic tools and staff training. To reach these customers, Sync has established relationships with key network equipment and service providers that serve the SNA customer base.

PRODUCTS

    Sync has continued to focus almost exclusively on the growing frame relay marketplace, while monitoring a variety of PSVN technologies in connection with possible future product directions. The Company's product portfolio targets three distinct frame relay market related opportunities. Combined, the products offer a complete, single vendor access, connectivity and management solutions for deployment and support of mission-critical applications over frame relay.

    BRANCH INTERNETWORKING SOLUTIONS

    The FrameNode family of FRADs and frame relay access routers reduces duplication in networks and recurring telecommunications costs by converging SNA, legacy and client/server (IP/IPX) branch applications across a frame relay WAN using a single access trunk. Sync FrameNodes successfully combine deterministic SNA transactions with bursty and bandwidth-demanding client/server transmissions through a traffic prioritization and bandwidth allocation capability. Sync's FrameNode 4200 again won industry awards in 1997 for its measured performance in these areas. In independent testing, the FrameNode has outperformed frame relay-equipped routers and FRADs from the industry's leading networking companies in handling mixed SNA and client/server (IP/IPX) branch traffic. The mid-range FrameNode 3600 Series and low-end 2600 Series platforms were introduced in January and October 1997, respectively, joining the high-end 4200 Series platform and giving Sync a broad product offering. The FrameNode 3600 and 2600 Series integrate DSU/CSU, ISDN and circuit management technology from Sync's TyLink-Registered Trademark- product group.

    A growing number of large IBM-centric customers, such as First Union Corporation ("First Union") and Bank of America Corporation ("BofA"), have selected Sync and its market partners as their frame relay solution provider. Several service providers have also chosen the FrameNode as CPE for their MNS offerings, including CLEC Intermedia Communications, which became a Sync partner in 1997.

    CIRCUIT MANAGEMENT SOLUTIONS

    Sync's circuit management technology consists of a series of WAN monitoring probes and graphical trending, analysis, troubleshooting and reporting applications. Together, these components allow End Users and Service Providers to improve network availability and performance by instrumenting their frame relay networks with extensive performance and service-level management capabilities. Sync expanded its Frame Relay Access Probe ("FRAP") family of WAN monitoring probes in 1997 with the addition of a T1/fractional T1 model called the T-FRAP. Sync also expanded the functions of its TyView Plus applications improving its graphical reporting capabilities.

    DIGITAL TRANSMISSION SOLUTIONS

    Sync's TyLink-Registered Trademark- brand high-performance digital transmission products support a wide range of digital access applications, including low-speed 56/64Kbps to high-speed T1/E1 models for leased line connectivity; and data, voice and video integration on a single T1 trunk. The TyLink-Registered Trademark- 7400 Series WAN Champion is a high-capacity chassis system that can support up to 32 T1 interfaces. Its port density and price/performance make it ideal for large-scale T1 termination applications.

    Sync's digital transmission products has been installed by Service Providers in the United States, Korea, Canada, Mexico and other markets as infrastructure connectivity for leased line, frame relay, cellular and internet service offerings.

    SERIAL-TO-LAN CONVERSION

    Sync was a pioneer in serial-to-LAN conversion technology and introduced its first SDLC-to-LLC2 converter in 1991. Today, Sync provides a broad range of serial-to-LAN conversion products under the ConversionNode-TM- product name. The ConversionNode enables SNA and other legacy serial controllers to interoperate over router-based internetworks by providing serial-to-LAN conversion. It supports a wide-array of legacy controllers, including SNA, asynchronous BSC3270 and BSC/RJE. Sync marketed the ConversionNode primarily through the Company's strategic partnership with 3Com Corporation ("3Com"), which marketed the product under the 3Com LinkBuilder-TM- name.

    The ConversionNode market declined in 1997, as anticipated, as increasing numbers of router vendors developed SNA-to-LLC2 and legacy-to-LLC2 conversion competency.

    PRODUCT STRATEGY

    Sync has developed a solid, multifaceted product strategy that the Company believes significantly expands its total addressable market by concurrently participating in three frame relay related market segments: frame relay access, frame relay circuit and service-level management and high-speed digital transmission; the underpinnings of frame relay (and ISP) connectivity. In 1998, Sync plans to continue to expand its competency and position in these markets through focused development, marketing and sales efforts. The Company also plans to leverage its broad technology base by creating new products that integrate all three core technologies in a single platform and extending beyond frame relay to other PSVN technologies, including IP and ATM.

CUSTOMERS AND MARKETS

    Sync's three core WAN technologies--access internetworking, circuit management and digital transmission--are targeted at two macro markets: enterprise end user customers and service providers.

    ENTERPRISE END USER CUSTOMERS

    Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. Sync's strategy is to provide a comprehensive product solution for safely migrating mission-critical SNA and client/server applications to frame relay, including access, circuit management and digital connectivity. The Company believes that advantages to its customers include improved network reliability and determinism, improved efficiencies in circuit and bandwidth utilization, and reduced capital, telecommunications and operating costs.

    SERVICE PROVIDERS

    The FrameNode is designed to be an optimal CPE solution for carrier-managed service offerings. In addition to its broad support for SNA, legacy, and IP/IPX protocols, it includes extensive end-to-end network management capabilities. Sync believes that these capabilities allow for more reliable and consistent service to customers, improved efficiency in circuit and bandwidth provisioning, and reduced capital and operating costs for service providers.

    While enterprise customers view frame relay as a cost-effective vehicle for converging remote SNA and client/server applications, Sync believes they will not be willing to give up the stable, deterministic, resilient and management-rich attributes of their SNA leased line networks. The goal of Sync's new circuit management technology is to equip customers and service providers with the management capabilities necessary to safely migrate business-critical SNA and client/server applications to frame relay and other PSVN services without compromising on network performance and availability requirements.

    CUSTOMER BASE

    The Company's products are used in a wide variety of industries worldwide. Sync's customer base continues to expand and today includes a broad mix of major End Users and Service Providers. The following organizations are among the customers that have purchased products directly from Sync or through channel partners or other resellers:

BANKING AND FINANCIAL SERVICES                            INDUSTRIAL
--------------------------------------------------------  --------------------------------------------------------
Bank of America Corporation                               Allied Signal, Inc.
Bank of Boston                                            The Broken Hill Proprietary
Bear, Stearns & Company, Inc.                             Company Ltd.
Chase Manhattan                                           Caterpillar
Chemical Financial Corporation                            Occidental Petroleum Corporation
Citicorp                                                  Piedmont Natural Gas
First Bank Systems, Inc.                                  Rockwell International Corporation
First Citizens Bank                                       Safety-Kleen Corporation
First Union Corporation                                   Sony Corporation
Harris Trust and Savings Bank                             National Steel
Legg Mason, Inc.                                          USX Corporation
U.S. Bancorp
Wachovia Corporation
Wells Fargo & Company

GOVERNMENT                                                INSURANCE AND HEALTH CARE
--------------------------------------------------------  --------------------------------------------------------
Federal Bureau of Investigation                           Kaiser Foundation Health Plan Inc.
Federal Reserve Bank                                      The St. Paul Companies, Inc.
Georgia Power Company                                     The Travelers Corporation
State of California                                       Ullico Inc.
U.S. Navy                                                 UNUM Corporation
State of Minnesota                                        Manor Care, Inc.

RETAIL                                                    OTHER
--------------------------------------------------------  --------------------------------------------------------
Acme Boots                                                Electronics Data Systems Corp.
Pier 1, Inc.                                              Experian
SportMart, Inc.                                           United Van Lines Ltd.
Dayton-Hudson Corporation                                 Computer Sciences Corporation
Long's Drugstores                                         DaCom
Hills Department Stores                                   Korea Telecom
Visa International

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

    CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's sales and marketing strategy focuses on establishing channel partnerships with selected, leading networking companies and carriers that are attempting to expand their presence in the SNA customer base. Sync has implemented a variety of programs to assist its channel partners in enhancing their ability to participate in this market. Sync and its channel partners work closely together in various activities, including collaborative marketing efforts, joint sales calls, field training and support and custom product development. The Company currently maintains OEM, marketing and sales arrangements with networking companies such as IBM and 3Com, as well as Service Providers such as Sprint, MCI, Ameritech, PacBell and Intermedia Communications. The Company intends to maintain direct sales, marketing and systems engineering activities in order to drive demand for Sync products and support channel partners.

    IBM: IBM is the leading supplier of mainframe systems and the developer of the SNA network architecture. In 1994, IBM announced support for frame relay, and IBM's current SNA and WAN products incorporate a frame relay interface and a wide array of frame relay switching and termination functions. In August 1995, the Company entered into a cooperative marketing agreement with IBM. In March 1996, Sync and IBM announced a new private label resale relationship in which IBM is offering Sync's FrameNode product family under the name IBM Nways 2218. In January 1997, the Company announced that IBM was awarded a contract to provide Sync-manufactured frame relay access devices for Bank of America's Versateller network upgrade project. Over 3,000 IBM Nways 2218 units are expected to be installed in Versateller locations throughout California in conjunction with this project. Sales to IBM accounted for 16.5% and 4.9% of the Company's net revenues in 1997 and 1996, respectively.

    3Com Corporation: 3Com offers a broad range of global networking solutions including routers, hubs, ISDN equipment and network adapters. Concurrently with an equity investment in the Company in April 1994, 3Com and Sync entered into a private label and resale relationship, pursuant to which Sync developed certain custom products incorporating ConversionNode technology and agreed to sell these products to 3Com on an exclusive basis. Sales to 3Com accounted for 6.5%, 19.2% and 17.9% of the Company's net revenues in 1997, 1996 and 1995, respectively. The Company believes that revenue derived from sales to 3Com will continue to decline as competitive products impact the conversion product business.

    Service Providers: Sync has developed FrameNode and FRAP CPE resale and bundled managed service relationships with a number of IXC, LEC and CLEC service providers, including MCI, Sprint, and Intermedia Communications. In a "managed service" program, the carrier combines Sync's networking products with the carrier's own wide-area network service offering. The carrier installs, deploys, and manages the customer's network, providing a single service invoice monthly. This service allows customers to avoid the expense of selecting, purchasing, deploying and managing the vendor equipment and carrier circuits that comprise its network infrastructure.

    Other Resellers: The Company sells its products through other resellers, in addition to its channel partners, including distributors and Value Added Resellers ("VARs"). The Company plans to develop and expand its reseller channel to accommodate, in particular, its line of WAN access, transmission and management product lines.

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

    During 1996, sales to Network Equipment Technology, Inc. ("NET") and Racal-Datacom, Inc. ("Racal") accounted for 6.6% and 4.4% of the Company's net revenues, respectively. During 1996, both NET and Racal developed product and product strategies, which place them in competition with the Company. Moreover, the product lines acquired in the Merger compete with certain Racal products. Accordingly, these customers did not account for a significant portion of the Company's 1997 revenues and the Company expects revenues from these customers to be limited to continuing service revenue and replacement products generated from installed customers.

    The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on Channel Partners and Other Resellers" and "Intense Competition."

    DIRECT SALES

    In addition to its channel partner strategy, Sync maintains a direct sales organization to promote the Company's products and to ensure direct contact with the Company's current and potential customers. The primary roles of the Company's sales force are (i) to provide support to channel partners, (ii) to assist end user customers in addressing complex network problems and (iii) to differentiate the features and capabilities of the Company's products from competitive offerings. In addition, the Company believes that its investment in direct sales enables the Company to monitor changing customer requirements. Also, such direct customer contact often generates additional sales revenues. As of December 31, 1997, the Company had 38 domestic field sales and support personnel currently operating out of locations in 15 states.

    INTERNATIONAL SALES

    The Company currently expects the frame relay equipment market outside of the United States to grow in the next several years, with Europe, Asia Pacific and Canada representing the largest market opportunities. Sync believes its strategy for international expansion will allow the Company to participate in these emerging growth markets. In addition, the growth in the international frame relay market requires Sync to develop a worldwide presence in order to support Sync's global carrier, OEM and resale partners.

    The Company has designed its products and established its marketing and sales channels to address the global market opportunities for digital transmission and frame relay access and circuit management products. Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. These distributors generally are responsible for importation, system installation, technical support and follow-on services to customers in their respective territories. The Company believes that there is a large potential international market for its products and intends to address this market in the future increasingly through its channel partners, many of which have a well-established international presence and reputation.

    The Company expanded its international sales presence in 1996 by establishing a European, Middle East and Africa office, headquartered in Frankfurt, Germany. In connection with its cost reduction programs, the Company terminated its agreement Pacific Advantage Ltd. ("Pacific Advantage"), headquartered in Hong Kong which was previously engaged to manage the operations and assist in market development and support for its global and local sales partners. The Company will focus its sales efforts in the Pacific Rim through its relationships with its other partners and direct sales efforts.

    Sales to customers outside of the United States accounted for approximately $4.5 million, $4.6 million and $3.7 million, or 19.1%, 12.7% and 10.7% of the Company's net revenues in 1997, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. The Company expects that international sales will continue to represent an important percentage of net revenues in future periods. However, as a result of the recent Asian currency crisis the Company experienced project delays and order cancellations during the fourth quarter of 1997. The near-term outlook on the Company's sales to the Pacific Rim, which represented approximately 14% of the Company's 1997 net revenues, remains uncertain. Certain business risks are inherent in international transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on and Risks Associated with International Sales."

CUSTOMER SERVICE

    The Company installs, maintains and supports products sold directly in the United States with the Company's service and support personnel and through contracted service providers. The Company's resellers generally provide installation, maintenance and support services to their customers, with the Company providing backup support. Sync employs systems engineers who work closely with the Company's channel partners and direct sales personnel to assist End Users with pre- and post-sales support. As a result, the Company believes that these systems engineers are able to provide valuable input to the product development process based on their experience in the field. The Company also supports customers and sales personnel by providing telephone support and remote access to customer installations through the Company's technical assistance centers in Irvine, California and Norton, Massachusetts. Remote access is accomplished either through a digital dial-up network connection directly to a customer's installation or through a modem connection to the control port of the customer's system. This connection allows Company representatives to remotely analyze and correct software, installation and configuration problems. The Company also offers on-site installation and technical assistance for fixed fees. The Company's customers may select among various levels of maintenance options. In certain cases the Company subcontracts with one of its third-party service providers for the provision of installation and maintenance services. Sync provides its direct end user customers with a twelve to sixty month warranty, which commences on product shipment.

RESEARCH AND DEVELOPMENT

    The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The Company intends to continue to make substantial investments in product and technology development. The Company monitors changing customer needs and works closely with its switching, backbone and carrier channel partners and resellers, end user customers and market research organizations to monitor changes in the marketplace. The Company intends to support industry standards and to continue to support emerging wide-area networking protocols.

    The Company is focusing its development efforts on expanding the functionality of each of its product lines--frame relay access, digital transmission and circuit management--to support emerging carrier services and additional industry standards. Efforts to integrate digital transmission and circuit management technology into the Company's frame relay access products are continuing. The Company also plans to develop higher capacity platforms and to expand the Company's network management capabilities. The Company has a variety of new products being tested and developed. No assurances can be given that the Company will be able to introduce any or all of these products on a timely basis, if at all. Moreover, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards, including new PSVN services, or product announcements by competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Rapid Technological Change and New Products," "--Product Errors" and "Business--Products."

    The Company's research and development expenditures totalled $7.2 million, $7.7 million and $5.6 million in 1997, 1996 and 1995, respectively. At December 31, 1997, 46 full-time employees were engaged in research and product development. In 1997, the Company implemented significant expense reductions with the goal of enabling the Company to achieve profitability at lower revenues. These expense reductions included a reduction in force, including a reduction in the number of employees engaged in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" and "Risk Factors--Dependence on Key Personnel."

MANUFACTURING

    Sync's operational strategy continues to emphasize outsourcing of manufacturing to reduce costs and to provide flexibility in meeting market demand. The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, test and quality assurance. The Company entered into an arrangements with contract manufacturers in 1995 and 1996 to outsource substantial portions of its procurement, assembly and system integration operations.

    The Company designs substantially all of the hardware subassemblies for its products. Outside subcontractors are used for part of this process. The Company installs its proprietary software into the electronically erasable programmable read only memory ("EEPROM") of its systems in order to configure products to meet customer needs and to maintain quality control and system security.

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

    The Company's Irvine facility obtained ISO 9001 certification in September 1997 and has subsequently completed a recertification audit. The Company anticipates that its Norton facility will undergo the certification process in 1998. The Company's inability to achieve ISO certification of its Norton facility or maintain certification of all of its facilities could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company increased manufacturing capacity in 1996 through expansion of its relationships with contract manufacturers and internal manufacturing resources. Any manufacturing delays, excess manufacturing capacity or inventories, or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Dependence on Contract Manufacturers," and "--Dependence on Suppliers."

COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies such as Cisco Systems, Inc. ("Cisco") and Bay Networks, Inc. ("Bay Networks"); FRAD providers such as Hypercom Network Systems ("Hypercom"), Motorola Information Systems Group ("Motorola ISG"), and Cabletron Systems, Inc. ("Cabletron"), and circuit management and digital transmission providers such as Visual Networks, Inc. ("Visual Networks"), Digital Link Corporation ("Digital Link"), Racal, AT&T Paradyne and Adtran, Inc. ("Adtran"), among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have announced products and intentions to enter the frame relay access or circuit management market.

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

EMPLOYEES

    As of December 31, 1997, the Company employed 155 persons, including 46 in engineering, 49 in sales and marketing, 44 in operations and 16 in finance and administration. During March 1997 and September 1997, the Company initiated cost reductions that included a reduction in workforce. There can be no assurance that the Company will be successful in retaining its key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations" and "Risk Factors--Dependence on Key Personnel."

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information with respect to the executive officers of the Company as of March 13, 1998:

NAME                               AGE                              POSITION
-----------------------------      ---      ---------------------------------------------------------
John H. Rademaker............          50   Co-Chief Executive Officer and Vice Chairman of the Board

Gregorio Reyes...............          57   Co-Chief Executive Officer and Chairman of the Board

Salvatore Alini..............          54   Vice President of Product Group

William K. Guerry............          32   Vice President of Finance and Administration, Secretary
                                              and Chief Financial Officer

Todd J. Krautkremer..........          38   Vice President of Strategic Marketing

James D. McNally.............          56   Senior Vice President of Worldwide Sales

Karen Ratta..................          45   Vice President of Manufacturing

Richard M. White.............          51   Vice President of Customer Service

    MR. REYES has served in the Office of the Chief Executive Officer of the Company since October 1997 and Chairman of the Company's Board of Directors since January 1995. From 1990 to August 1994, he served as Chairman and Chief Executive Officer of Sunward Technologies, Inc., a provider of rigid disk magnetic recording head products for the data storage industry. Previously, he was Chairman and Chief Executive Officer of American Semiconductor Equipment Technologies, a wafer stepper company. Mr. Reyes currently also serves as a director of Diamond Multimedia Systems, Inc., C-Cube Microsystems, Inc., Stormedia, Inc. and several privately-held companies. Mr. Reyes received a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute and a M.S. in Management from the Stevens Institute of Technology.

    MR. RADEMAKER, a founder of the Company, has served as a director since the Company's inception in 1981, as the Company's Chief Executive Officer to May 1997 and was named to the office of the Chief Executive Officer in October 1997. Mr. Rademaker also served as the Company's President from inception to March 1996. Mr. Rademaker received his B.S. in Sociology from the University of California, Berkeley.

    MR. ALINI has served as the Company's Vice President of Engineering since October 1997. Prior to such time, he was Vice President and General Manager, Enterprise Service Division for Amdahl Corporation, a supplier of network servers, storage subsystems and mainframe computers. From May 1994 to August 1996, Mr. Alini served as Vice President of Online Transaction Processing Division of Tandem Computers, a provider of online transaction processing fault tolerant network systems. From February 1993 to May 1994, Mr. Alini served as Senior Vice President Systems Group for Symbol Technology, Inc. a manufacturer of wireless network bar-code data capture systems and products. From May 1991 to February 1993 Mr. Alini served as Managing Director, Data Networking Service for Nynex Corporation, a regional bell operating company. Mr. Alini received his B.S. in Electronic Engineering from Monmouth University and M.S. in Management and Computer Systems from Northeastern University.

    MR. GUERRY has served as the Company's Vice President of Finance and Administration, Secretary and Chief Financial Officer since June 1997. From January 1987 to June 1997, Mr. Guerry held various positions, including Audit Senior Manager, with Ernst & Young LLP, a Big Six accounting firm. Mr. Guerry received his B.S. in Accounting from California State Polytechnic University, Pomona. Mr. Guerry is a Certified Public Accountant in the State of California and is a member of the California Society of Certified Public Accountants.

    MR. KRAUTKREMER has served as the Company's Vice President of Marketing since April 1995. Prior to such time, he was Director of Field Marketing for the Company from January 1994 to March 1995 and Director of Sales from October 1988 to December 1993. Mr. Krautkremer received his B.S. in Computer Science from St. Cloud State University.

    MR. MCNALLY has served as the Company's Senior Vice President of Sales since October 1997. Prior to such time, he was Senior Vice President of Channel Sales from June 1993 to October 1997 and Vice President of Business Development from November 1988 to June 1993. Mr. McNally received his B.S. in Electrical Engineering from California State University, Long Beach.

    MS. RATTA has served as the Company's Vice President of Manufacturing since January 1995. Prior to joining the Company, Ms. Ratta was Director of Operations for Systech Computer Corporation, a provider of input/output devices for Unix-based platforms. Ms. Ratta received her B.S. from the University of Arizona.

    MR. WHITE has served as the Company's Vice President of Customer Service since May 1997. Prior to such time, he was Director of Customer Service from December 1990. Mr. White received his B.S. in Business Management from the University of Massachusetts.

ITEM 2.  PROPERTIES

    The Company entered into a seven-year real estate lease and relocated its primary operations during the fourth quarter of 1996. In addition, the Company's Tylink operation leases an industrial building in Norton, Massachusetts. The Company also has sales and support offices in fifteen other states.

ITEM 3.  LEGAL PROCEEDINGS

    On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purports to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserts claims for violation of the Securities Exchange Act of 1934. The complaint seeks to recover damages in an unspecified amount. No trial date or other deadline has been established. The Company intends to defend this lawsuit vigorously.

    There are no other material legal proceedings to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS

    The Company's common stock is listed on the Nasdaq Stock Market and trades under the symbol SYNX. The following table presents the high and low closing sale prices for the Company's common stock as reported in the Nasdaq National Market for the periods indicated.

                                                                               HIGH        LOW
                                                                             ---------  ---------
1997
  Q1.......................................................................  $   15.75  $    3.03
  Q2.......................................................................  $    5.06  $    2.25
  Q3.......................................................................  $    5.81  $    3.00
  Q4.......................................................................  $    4.75  $    3.00

1996
  Q1.......................................................................  $   44.38  $   13.00
  Q2.......................................................................  $   22.25  $   13.25
  Q3.......................................................................  $   17.13  $    8.69
  Q4.......................................................................  $   19.63  $   11.75

    The Company had approximately 283 stockholders of record and 4,000 beneficial shareholders as of March 13, 1998.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table presents the selected consolidated financial data of Sync Research, Inc. giving effect to the 1996 merger of Sync and Tylink using the pooling of interests method of accounting. The consolidated statement of operations data for the years ended December 31, 1997, 1996 and 1995 and the consolidated balance sheet data at December 31, 1997 and 1996 are derived from, and are qualified by reference to, the audited financial statements of the Company included elsewhere in this Report on Form 10-K and should be read in conjunction with those financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report on Form 10-K.

                                                                              YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------------
                                                                  1997        1996       1995       1994       1993
                                                               ----------  ----------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.................................................  $   23,256  $   36,346  $  34,933  $  23,315  $  18,824
Cost of sales................................................      14,724      19,995     17,584      9,536      7,802
                                                               ----------  ----------  ---------  ---------  ---------
Gross profit.................................................       8,532      16,351     17,349     13,779     11,022
Operating expenses:
  Research and development...................................       7,195       7,687      5,636      4,543      4,494
  Selling and marketing......................................      14,318      14,484     11,248      8,087      8,483
  General and administrative.................................       3,741       5,795      2,871      2,339      2,476
  Severance and facility rationalization costs...............       1,241          --         --         --         --
                                                               ----------  ----------  ---------  ---------  ---------
  Total operating expenses...................................      26,495      27,966     19,755     14,969     15,453
                                                               ----------  ----------  ---------  ---------  ---------
Operating loss...............................................     (17,963)    (11,615)    (2,406)    (1,190)    (4,431)
Interest income (expense), net and other income..............       1,455       2,184        461         74       (100)
                                                               ----------  ----------  ---------  ---------  ---------
Loss before income taxes.....................................     (16,508)     (9,431)    (1,945)    (1,116)    (4,531)
Provision (benefit) for income taxes.........................          --           2         45        215       (212)
                                                               ----------  ----------  ---------  ---------  ---------
Net loss.....................................................  $  (16,508) $   (9,433) $  (1,990) $  (1,331) $  (4,319)
                                                               ----------  ----------  ---------  ---------  ---------
                                                               ----------  ----------  ---------  ---------  ---------
Basic and diluted net loss per share.........................  $    (0.96) $    (0.61) $   (0.46) $   (0.46) $   (1.15)
                                                               ----------  ----------  ---------  ---------  ---------
                                                               ----------  ----------  ---------  ---------  ---------
Shares used in computing net loss per share(1)...............      17,171      16,289      6,819      4,275      3,760
                                                               ----------  ----------  ---------  ---------  ---------
                                                               ----------  ----------  ---------  ---------  ---------


                                                                              YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------------
                                                                  1997        1996       1995       1994       1993
                                                               ----------  ----------  ---------  ---------  ---------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................................  $   21,734  $   35,874  $  50,633  $   8,512  $   3,653
Working capital..............................................      28,718      44,336     58,260     13,062      5,368
Total assets.................................................      38,495      55,692     66,672     18,011     11,178
Capitalized lease obligations less current maturities........         111         146        398         64         94
Mandatorily redeemable preferred stock.......................          --          --      5,591      4,428         --
Total preferred and common stockholders' equity..............      32,818      48,803     54,862     16,761      6,960

    Certain prior year amounts have been reclassified to conform with current year presentation.

------------------------

(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share and pro forma net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first ConversionNode and frame relay access products. The Company has historically emphasized the identification of potential channel partners, educating potential and existing channel partners and other resellers and supporting sales efforts of these resellers in connection with the Company's direct sales efforts. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, MCI, Ameritech, Intermedia Communications, and PacBell and systems integrators such as Electronic Data Systems and Diebold.

    On August 23, 1996, Sync acquired TyLink, pursuant to a merger of a wholly-owned subsidiary of the Company with and into TyLink (the "Merger"). In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Tylink Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The Merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and TyLink for all periods presented.

    In March 1997, the Company implemented expense reduction initiatives with the goal of enabling the Company to achieve profitability at lower revenue levels. Additional cost reduction programs were initiated in September 1997. There can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market, or that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

RISK FACTORS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained herein, the following discussion under "Results of Operations," "Inflation," "Year 2000 Compliance" and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Such risks and uncertainties include (but are not limited to) fluctuations in quarterly orders, market conditions in the networking industry and charges relating to expense reductions.

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $2.4 million in 1995, $11.6 million in 1996 and $18.0 million in 1997. As of December 31, 1997, the Company had an accumulated deficit of approximately $39.0 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

    DEPENDENCE ON THE IBM CUSTOMER BASE

    The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the relationship between the Company and IBM will be successful, that IBM will not terminate the relationship or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

    UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

    During 1997, sales of frame relay access products, which enable SNA and client/server internetworking over frame relay, represented approximately 42% of the Company's net revenues. The market for SNA-over-frame relay products is relatively new and still evolving. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

    RISKS ASSOCIATED WITH ACQUISITION OF TYLINK CORPORATION

    In August 1996, the Company acquired TyLink and in 1997 completed the integration of the personnel and operations of Sync and TyLink. The Company however, continues to face certain risks, including the possible loss of key personnel of either Tylink or Sync, potential disruption of the respective ongoing businesses of TyLink and the Company, the inability of the Company's management to maximize the financial and strategic position of the combined entity through successful incorporation of TyLink's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. Any of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers account, and are expected to continue to account, for a majority of the Company's net revenues, including virtually all of its sales outside of the United States. Sales through channel partners and other resellers accounted for 67.0%, 85.7% and 88.1% of net revenues of the Company in 1997, 1996 and 1995, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, MCI, Ameritech, Intermedia Communications, and PacBell and systems integrators such as Electronic Data Systems and Diebold. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions and provide manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

    Certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. Certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. Many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. For example, both NET and Racal, which accounted for, respectively, 6.6% and 4.4% of the

Company's net revenues in 1996, have developed competitive products and product strategies and accordingly, did not account for a significant portion of 1997 revenues. Sales to 3Com accounted for 6.5%, 19.2% and 17.9% of net revenues of the Company in 1997, 1996 and 1995, respectively. The Company believes the relative amount of revenues derived from sales to 3Com will continue to decline as competitive products impact the conversion product business.

    The Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a majority of the Company's net revenues, gross profit as a percentage of net revenues may decline. Each of the Company's channel partners or other resellers can cease marketing the Company's products at the reseller's option, under certain conditions, with limited notice and with little or no penalty. There can be no assurance that the Company will retain its current channel partners or other resellers or that it will be able to recruit additional or replacement channel partners. The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's channel partners and other resellers will give priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its channel partners could have a material adverse effect on the Company's business, operating results and financial condition.

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

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Bay Networks; FRAD providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

    DEPENDENCE ON CONTRACT MANUFACTURERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company entered into arrangements with contract manufacturers in 1995 and 1996 to outsource substantial portions of its procurement, assembly and system integration operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 19.1%, 12.7% and 10.7% of the Company's net revenues in 1997, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. The Company currently anticipates that international sales will continue to be an important percentage of the Company's net revenues in future periods. However, as a result of the recent Asian currency crisis the Company experienced project delays and order cancellations during the fourth quarter of 1997. The near-term outlook on the Company's sales to the Pacific Rim, which represented approximately 14% of the Company's 1997 net revenues, remains uncertain.

    Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to market its products in foreign countries in the future increasingly through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies, as has occurred recently in several Asian markets, could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. Four of the eight current executive officers joined the Company since January 1995, and thus the management team is still relatively new. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During 1997, the Company implemented significant expense reductions, including reductions in force, with the goal of enabling the Company to achieve profitability at lower revenues. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

    ANTI-TAKEOVER PROVISIONS

    The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In addition, certain provisions of the Company's charter documents, including provisions eliminating cumulative voting, eliminating the ability of stockholders to call meetings or to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's common stock. Certain of the Company's stock option and purchase plans and agreements provide for assumption of such plans, or, alternatively, immediate vesting upon a change of control or similar event. In addition, the Company has entered into severance agreements with its officers, pursuant to which they are entitled to specified severance payments if they are actually or constructively terminated within specified time periods following a change of control of the Company. The Board of Directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and as a result, the issuance of such preferred stock could have a material adverse effect on the market value of the common stock. The Company has no present plan to issue shares of preferred stock.

RESULTS OF OPERATIONS

    COMPARISON OF 1997 AND 1996 RESULTS

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

    Net revenues in 1997 were $23.3 million, a decrease from the net revenues of $36.3 million in 1996. The lower net revenues in 1997 reflected decreased sales volumes in all of the Company's major product lines and lower average selling prices partially offset by an increase in service revenues. Net revenues by product group for the years ended December 31, 1997 and 1996 were as follows ($ in thousands):

                                                           1997         %        1996         %
                                                         ---------  ---------  ---------  ---------
Frame relay access products............................  $   9,873       42.4% $  14,214       39.1%
Circuit management products............................      4,833       20.8      7,036       19.4
Transmission products..................................      4,394       18.9      6,348       17.5
Other..................................................      4,156       17.9      8,748       24.0
                                                         ---------  ---------  ---------  ---------
                                                         $  23,256      100.0% $  36,346      100.0%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    The shift in revenues to frame relay access and circuit management products from other products was consistent with the Company's expected change in product mix from its older product offerings. Sales of frame relay access and circuit management products are expected to continue to grow as a percentage of net revenues and transmission and other revenues are expected to decline as a percentage of net revenues.

    The decrease in net revenues from sales of frame relay access products during 1997 as compared to 1996 was, in part, due to the loss of Racal and NET as channel partners. Racal and NET, which aggregated to more than 10% of the Company's 1996 revenues, decreased to less than 1% of 1997 revenues as they have developed competing products and no longer purchase frame relay products from the Company. Also contributing to this change was a reduction in sales to 3Com, primarily older legacy products, which represented $1.0 and $5.0 million of the Company's frame relay access product revenues in 1997 and 1996, respectively.

    The percentage of net revenues represented by sales through channel partners and other resellers declined to 67.0% in 1997 from 85.7% in 1996. The Company expects that average selling prices will continue to decline and that sales through channel partners and other resellers will continue to account for a majority of net revenues; however, the mix of sales among channel partners and other resellers may change from period to period.

    International sales accounted for 19.1% of net revenues in 1997, as compared to 12.7% of net revenues in 1996. The Company expects that international sales will continue to represent an important percentage of net revenues in future periods. However, as a result of the recent Asian currency crisis the Company experienced project delays and order cancellations during the fourth quarter of 1997. The near-term outlook on the Company's sales to the Pacific Rim, which represented 14.2% of the Company's 1997 net revenues, remains uncertain.

    In October 1997, the AICPA issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company believes that this SOP will not have a material impact on its 1998 financial statements.

    GROSS PROFIT. Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to employees in the Company's manufacturing and service organizations.

    Gross profit decreased to $8.5 million for 1997 from $16.4 million in 1996 due primarily to lower sales volumes. Gross profit as a percentage of net revenues decreased to 36.7% for the year ended December 31, 1997 from 45.0% for the year ended December 31, 1996, due primarily to lower sales volumes which have resulted in lower absorption of manufacturing costs, a significant portion of which are primarily fixed in nature, increased expenditures to support service activities, increased sales to IBM at higher discounts than encountered in other channels and lower average selling prices.

    OPERATING EXPENSES. Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services, costs of materials utilized in the development of hardware products, including prototype units, and the depreciation and amortization of equipment and tools utilized in the development process. Research and development expenses decreased to $7.2 million for the year ended December 31, 1997, from $7.7 million for the year ended December 31, 1996. The decreased expenses in 1997 were primarily due the Company's cost reduction programs implemented in March 1997 and September 1997.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $14.3 million for the year ended December 31, 1997 from $14.5 million for the year ended December 31, 1996. The decreased expenses resulted primarily from sales and marketing headcount reductions as part of the Company's 1997 cost reduction programs.

    General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenditures decreased to $3.7 million for the year ended December 31, 1997, as compared to $5.8 million for the year ended December 31, 1996. The decrease in general and administrative expenses was primarily due to the Company's 1997 cost reduction programs and reflected $1.3 million in expenditures incurred in connection with the Merger of Sync and TyLink in 1996 for which no similar cost was incurred in 1997.

    In March 1997 and September 1997, the Company implemented various cost reduction programs in order to improve its results of operations. The expenses associated with these programs aggregated approximately $1.2 million and consisted primarily of severance and related headcount reduction activities and to a lesser extent lease termination costs related to redundant facilities.

    The Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares and will, therefore, continue to have an adverse effect on the Company's results of operations. Included in operating expenses and cost of sales for the year ended December 31, 1997 were $79,000 of such expenses, as compared to $265,000 for the year ended December 31, 1996.

    Net interest income was $1.5 million for the year ended December 31, 1997, as compared to $2.2 million in the year ended December 31, 1996. The decrease in interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

    INCOME TAXES. There was no provision for income tax in 1997. The provision for income taxes in 1996 represented minimum state taxes.

    COMPARISON OF 1996 AND 1995 RESULTS

    NET REVENUES. Net revenues in 1996 were $36.3 million, an increase of 4% from the net revenues of $34.9 million in 1995. The higher net revenues in 1996 reflected increased sales of frame relay access products and management products, partially offset by lower sales of the older conversion products and lower average selling prices.

                                                           1996         %        1995         %
                                                         ---------  ---------  ---------  ---------
Frame relay access products............................  $  14,214       39.1% $   9,160       26.2%
Circuit management products............................      7,036       19.4      3,183        9.1
Transmission products..................................      6,348       17.5      5,585       16.0
Other..................................................      8,748       24.0     17,005       48.7
                                                         ---------  ---------  ---------  ---------
                                                         $  36,346      100.0% $  34,933      100.0%
                                                         ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------

    The increase in net revenues from frame relay access products reflected the full year impact of the Company's new 4200 product, which was introduced in the last quarter of 1995, and overall growth in the frame relay access market. The increase in sales of circuit management products was primarily due to increased acceptance of the Company's products that were introduced by TyLink in July 1995. Revenue from other products declined in 1996 as compared to 1995 as a result of lower sales of older conversion products which declined significantly. The percentage of net revenues represented by sales through channel partners and other resellers declined to 85.7% in 1996 versus 88.1% in 1995. International sales accounted for 12.7% of net revenues in 1996, as compared to 10.7% of net revenues in 1995.

    GROSS PROFIT. Gross profit decreased to $16.4 million for 1996 from $17.3 million in 1995 due primarily to lower average selling prices, especially in transmission products, which faced severe price pressure in the marketplace, and lower margins earned on increased sales of frame relay access products. These frame relay access products were sold through channel partners and other resellers, and thus typically have lower margins than direct sales. The decrease in gross profit in 1996 was partially offset by decreases in manufacturing costs.

    Gross profit as a percentage of net revenues decreased to 45.0% for the year ended December 31, 1996 as compared to 49.7% for the year ended December 31, 1995, due primarily to increases in the percentage of sales of frame relay access products through channel partners and resellers and lower average selling prices, partially offset by decreases in manufacturing costs.

    OPERATING EXPENSES. Research and development expenses increased to $7.7 million for the year ended December 31, 1996, as compared to $5.6 million for the year ended December 31, 1995. The increased expenses in 1996 were primarily due to the addition of personnel for the development of new products and the continued enhancement of existing products.

    Selling and marketing expenses increased to $14.5 million for the year ended December 31, 1996, as compared to $11.2 million for the year ended December 31, 1995. The increased expenses principally reflected increased hiring and personnel-related expenses associated with the build- up of the Company's sales organization.

    General and administrative expenditures increased to $5.8 million for the year ended December 31, 1996, as compared to $2.9 million for the year ended December 31, 1995. The increased expenses were primarily due to $1.3 million in expenditures incurred in connection with the Merger of Sync and TyLink, increased administrative personnel costs, and costs related to public company and investor relation activities since the Company completed its initial public offering in November 1995.

    As noted above, the Company recorded deferred compensation of $644,000 during 1995 which is being amortized to operating expense and cost of sales over the related 48-month vesting period of the shares. Included in operating expenses and cost of sales for the year ended December 31, 1996 were $265,000 of such expenses, as compared to $223,000 for the year ended December 31, 1995.

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

YEAR 2000 COMPLIANCE

    The Company believes that its management information systems and substantially all of its products are Year 2000 compliant and that the Year 2000 issue is not expected to materially impact the Company's business and internal operations. However, Year 2000 considerations may have an effect on certain of the Company's customers and suppliers, and thus may indirectly affect the Company. Although, the Company has not been advised of any significant current or potential problems of its customers or suppliers that it believes will have a material adverse effect on the Company's business, it is not possible to quantify the effect of Year 2000 issues residing with the Company's customers and suppliers.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company's principal sources of liquidity consisted of $21.7 million of cash and cash equivalents generated from the Company's November 1995 initial public offering and a $5 million unsecured bank line of credit which expires in October 1998. As of December 31, 1997, there were no amounts outstanding under the line of credit. As of December 31, 1997, the substantial majority of the Company's cash was invested in high grade commercial paper with maturities of less than three months and money market funds.

    During 1997, cash utilized by operating activities was $12.4 million, compared to $9.3 million for fiscal 1996. Utilization of cash during 1997 resulted primarily from the Company's net loss of $16.5 million, and a net reduction in accounts payable and accrued liabilities of $1.4 million, partially offset by an increase in deferred revenue of $1.0 million. These changes reflected the higher operating loss, lower level of purchasing and related payables and increased billings of service revenue involving one large project signed during the latter part of the year. Capital expenditures during fiscal 1997 were $1.3 million, compared to $3.1 million for 1996. The decrease in 1997 capital expenditures was primarily attributable to the higher levels of computer hardware support related to staff increases, leasehold improvements in the new building and the establishment of improved hardware and software test capability incurred in 1996. At December 31, 1997, the Company had no material commitments for capital expenditures.

    As of December 31, 1997, the Company's net working capital was $28.7 million, of which $21.7 million was invested in cash and cash equivalents, $4.7 million was invested in accounts receivable, and $7.4 million was invested in inventory. The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the financial statements and supplementary financial information that are attached hereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sync Research, Inc.

    We have audited the accompanying consolidated balance sheets of Sync Research, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, mandatorily redeemable preferred stock and preferred and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and schedule of TyLink Corporation, which statements reflect total revenues of $11.9 million for the year ended March 29, 1996. Those statements and schedule were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for TyLink Corporation, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sync Research, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Orange County, California
January 27, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

June 13, 1996, except as to Note 11
which is as of August 23, 1996

The Board of Directors and Stockholders of
TyLink Corporation

    In our opinion, the balance sheet (not separately presented herein) and the related statements of operations, of mandatory redeemable preferred stock and common stockholders' deficit and of cash flows (not presented separately herein, including the Financial Statement Schedule, not presented separately herein) present fairly, in all material respects, the financial position of TyLink Corporation at March 29, 1996, and the results of its operations and its cash flows for each of the two years in the period ended March 29, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts

                              SYNC RESEARCH, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
Current assets:
  Cash and cash equivalents.................................................................  $  21,734  $  35,874
  Accounts and other receivables, less allowance for doubtful accounts of $393 in 1997 and
    $348 in 1996............................................................................      4,657      7,587
  Inventories...............................................................................      7,371      7,139
  Prepaid expenses and other current assets.................................................        522        479
                                                                                              ---------  ---------
    Total current assets....................................................................     34,284     51,079

Furniture, fixtures and equipment, net......................................................      4,167      4,570

Other assets................................................................................         44         43
                                                                                              ---------  ---------
Total assets................................................................................  $  38,495  $  55,692
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................................................  $   2,172  $   3,984
  Accrued compensation and related costs....................................................        949        974
  Accrued severance and restructuring costs.................................................        372         --
  Deferred revenue..........................................................................      1,507        501
  Other accrued liabilities.................................................................        516        443
  Bank borrowings...........................................................................         --        802
  Current maturities of capitalized lease obligations.......................................         50         39
                                                                                              ---------  ---------
    Total current liabilities...............................................................      5,566      6,743

Capitalized lease obligations less current maturities.......................................        111        146

Commitments and contingencies (Note 8)

Stockholders' equity:

Preferred stock, $.001 par value:
    Authorized shares--2,000
    Issued and outstanding shares--none.....................................................         --         --
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares 17,288 in 1997 and 16,946 in 1996.........................         17         17
  Additional paid-in capital................................................................     71,786     71,385
  Deferred compensation.....................................................................        (34)      (156)
  Accumulated deficit.......................................................................    (38,951)   (22,443)
                                                                                              ---------  ---------
    Total stockholders' equity..............................................................     32,818     48,803
                                                                                              ---------  ---------
Total liabilities and stockholders' equity..................................................  $  38,495  $  55,692
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net revenues..................................................................  $   23,256  $   36,346  $   34,933
Cost of sales.................................................................      14,724      19,995      17,584
                                                                                ----------  ----------  ----------
  Gross profit................................................................       8,532      16,351      17,349

Operating expenses:
  Research and development....................................................       7,195       7,687       5,636
  Selling and marketing.......................................................      14,318      14,484      11,248
  General and administrative..................................................       3,741       5,795       2,871
  Severance and facility rationalization costs................................       1,241          --          --
                                                                                ----------  ----------  ----------
    Total operating expenses..................................................      26,495      27,966      19,755
                                                                                ----------  ----------  ----------

Operating loss................................................................     (17,963)    (11,615)     (2,406)
Interest income, net..........................................................       1,455       2,184         461
                                                                                ----------  ----------  ----------
Loss before income taxes......................................................     (16,508)     (9,431)     (1,945)
Provision for income taxes....................................................          --           2          45
                                                                                ----------  ----------  ----------
Net loss......................................................................  $  (16,508) $   (9,433) $   (1,990)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic and diluted net loss per share..........................................  $    (0.96) $    (0.61) $    (0.46)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Shares used in computing net loss per share...................................      17,171      16,289       6,819
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                              SYNC RESEARCH, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
OPERATING ACTIVITIES
Net loss......................................................................  $  (16,508) $   (9,433) $   (1,990)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.............................................       1,718         777         620
    Issuance of common stock for consulting services..........................          --          --         175
    Provision for losses on accounts receivable...............................         223         420         158
    Deferred compensation expense.............................................          79         265         223
Changes in operating assets and liabilities:
    Accounts and other receivables............................................       2,707         409      (3,819)
    Inventories...............................................................        (232)     (1,529)     (1,883)
    Prepaid expenses and other current assets.................................         (43)        (66)        (73)
    Accounts payable..........................................................      (1,812)       (872)      2,884
    Accrued compensation and related costs....................................         (25)        335         258
    Accrued severance and restructuring.......................................         372          --          --
    Deferred revenue..........................................................       1,006         412         (35)
    Other accrued liabilities.................................................          73         103         106
    Other.....................................................................           3        (115)        (12)
                                                                                ----------  ----------  ----------
Net cash used in operating activities.........................................     (12,439)     (9,294)     (3,388)

INVESTING ACTIVITIES
    Purchases of furniture, fixtures and equipment............................      (1,315)     (3,107)     (1,361)
    Proceeds on loan to officer...............................................          --         315          --
                                                                                ----------  ----------  ----------
Net cash used in investing activities.........................................      (1,315)     (2,792)     (1,361)

FINANCING ACTIVITIES
    Net borrowings (payments) under credit agreements.........................        (802)        515        (395)
    Payments on capitalized lease obligations.................................         (28)        (43)       (113)
    Sale (repurchase) of restricted common stock..............................          (7)         --         115
    Proceeds from common stock options and warrants exercised.................         188         687          79
    Proceeds from employee stock purchase plan................................         263         137          --
    Repurchase of mandatorily redeemable preferred stock......................          --      (4,000)         --
    Net proceeds from issuance of common stock................................          --         (19)     47,185
                                                                                ----------  ----------  ----------
Net cash provided by (used in) financing activities...........................        (386)     (2,723)     46,871
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents..........................     (14,140)    (14,809)     42,122
Effect of pooling of interests................................................          --          50          --
Cash and cash equivalents at beginning of year................................      35,874      50,633       8,511
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $   21,734  $   35,874  $   50,633
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid.............................................................  $       30  $      105  $      113
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
    Income taxes paid.........................................................  $       11  $        2  $       17
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

                            See accompanying notes.

                              SYNC RESEARCH, INC.
CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND PREFERRED
                        AND COMMON STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                           MANDATORILY
                                            REDEEMABLE       SERIES A         SERIES B         SERIES C
                                             SERIES B      CONVERTIBLE      CONVERTIBLE      CONVERTIBLE
                                            PREFERRED       PREFERRED        PREFERRED        PREFERRED
                                              STOCK           STOCK            STOCK            STOCK        COMMON STOCK
                                          --------------  --------------   --------------   --------------  --------------
                                          SHARES  AMOUNT  SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT  SHARES  AMOUNT
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
Balance at December 31, 1994............   2,541  $4,428   3,500   $  4     3,103   $  3     1,000  $   1    4,577  $   5
  Exercise of warrants and common stock
    options.............................      --     --       --     --        --     --        --     --      438     --
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........      --  1,163       --     --        --     --        --     --       --     --
  Issuance of restricted common stock...      --     --       --     --        --     --        --     --      574     --
  Issuance of common stock..............      --     --       --     --        --     --        --     --    2,640      3
  Adjustment of 1994 cost of stock
    issuance............................      --     --       --     --        --     --        --     --       --     --
  Deferred compensation.................      --     --       --     --        --     --        --     --       --     --
  Amortization of deferred
    compensation........................      --     --       --     --        --     --        --     --       --     --
  Conversion of preferred stock into
    common stock........................      --     --   (3,500)    (4)   (3,103)    (3)   (1,000)    (1 )  7,604      8
  Net loss..............................      --     --       --     --        --     --        --     --       --     --
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
Balance at December 31, 1995............   2,541  5,591       --     --        --     --        --     --   15,833  $  16
  Exercise of warrants and common stock
    options.............................      --     --       --     --        --     --        --     --      892      1
  Adjustment of 1995 cost of stock
    issuance............................      --     --       --     --        --     --        --     --       --     --
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........      --    486       --     --        --     --        --     --       --     --
  Repurchase of mandatorily redeemable
    preferred stock.....................  (2,541) (6,077)     --     --        --     --        --     --      209     --
  Issuance of stock under employee stock
    purchase plan.......................      --     --       --     --        --     --        --     --       12     --
  Amortization of deferred
    compensation........................      --     --       --     --        --     --        --     --       --     --
  Effect of pooling of interests........      --     --       --     --        --     --        --     --       --     --
  Net loss..............................      --     --       --     --        --     --        --     --       --     --
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
Balance at December 31, 1996............      --     --       --     --        --     --        --     --   16,946     17
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
  Exercise of warrants and common stock
    options.............................      --     --       --     --        --     --        --     --      338      1
  Repurchase of restricted stock........      --     --       --     --        --     --        --     --      (37)    --
  Issuance of stock under employee stock
    purchase plan.......................      --     --       --     --        --     --        --     --       41     --
  Amortization of deferred
    compensation........................      --     --       --     --        --     --        --     --       --     --
  Cancellation of options granted to
    employees...........................      --     --       --     --        --     --        --     --       --     (1)
  Net loss..............................      --     --       --     --        --     --        --     --       --     --
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
Balance at December 31, 1997............      --  $  --       --   $ --        --   $ --        --  $  --   17,288  $  17
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------
                                          ------  ------  ------  ------   ------  ------   ------  ------  ------  ------


                                                         ADDITIONAL
                                            DEFERRED      PAID-IN     ACCUMULATED
                                          COMPENSATION    CAPITAL       DEFICIT      TOTAL
                                          ------------   ----------   -----------   -------
Balance at December 31, 1994............     $   --       $20,309      $(10,084)    $10,238
  Exercise of warrants and common stock
    options.............................         --            79            --          79
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........         --            --        (1,163)     (1,163)
  Issuance of restricted common stock...         --           115            --         115
  Issuance of common stock..............         --        47,360            --      47,363
  Adjustment of 1994 cost of stock
    issuance............................         --            (3)           --          (3)
  Deferred compensation.................       (644)          644            --          --
  Amortization of deferred
    compensation........................        223            --            --         223
  Conversion of preferred stock into
    common stock........................         --            --            --          --
  Net loss..............................         --            --        (1,990)     (1,990)
                                             ------      ----------   -----------   -------
Balance at December 31, 1995............       (421)       68,504       (13,237)     54,862
  Exercise of warrants and common stock
    options.............................         --           686            --         687
  Adjustment of 1995 cost of stock
    issuance............................         --           (19)           --         (19)
  Accretion of cumulative dividend and
    redemption value of mandatorily
    redeemable preferred stock..........         --            --          (486)       (486)
  Repurchase of mandatorily redeemable
    preferred stock.....................         --         2,077            --       2,077
  Issuance of stock under employee stock
    purchase plan.......................         --           137            --         137
  Amortization of deferred
    compensation........................        265            --            --         265
  Effect of pooling of interests........         --            --           713         713
  Net loss..............................         --            --        (9,433)     (9,433)
                                             ------      ----------   -----------   -------
Balance at December 31, 1996............       (156)       71,385       (22,443)     48,803
                                             ------      ----------   -----------   -------
  Exercise of warrants and common stock
    options.............................         --           187            --         188
  Repurchase of restricted stock........         --            (7)           --          (7)
  Issuance of stock under employee stock
    purchase plan.......................         --           263            --         263
  Amortization of deferred
    compensation........................         79            --            --          79
  Cancellation of options granted to
    employees...........................         43           (42)           --          --
  Net loss..............................         --            --       (16,508)    (16,508)
                                             ------      ----------   -----------   -------
Balance at December 31, 1997............     $  (34)      $71,786      $(38,951)    $32,818
                                             ------      ----------   -----------   -------
                                             ------      ----------   -----------   -------

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

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of Sync Research, Inc. and its subsidiaries (the Company). All significant intercompany transactions and accounts have been eliminated. As described more fully in Note 2, on August 23, 1996, TyLink Corporation (TyLink) merged with and into Sync Research, Inc. (Sync) in a transaction (the Merger) accounted for as a pooling of interests; accordingly, the consolidated financial statements reflect the combined financial position and results of operations of Sync and TyLink for all periods presented.

    ACCOUNTING PERIODS

    TyLink's results of operations and cash flows for its fiscal year ended March 29, 1996 have been combined in the accompanying consolidated financial statements for the year ended December 31, 1995. Accordingly, TyLink's results of operations and cash flows for the three months ended March 29, 1996 have been included in the consolidated financial statements in both the years ended December 31, 1995 and 1996. During the three months ended March 29, 1996, TyLink's revenues, net loss and cash flows were $3,075,000, $713,000 and $50,000, respectively. The duplicative effect of such loss and cash activity has been reflected as an adjustment to retained earnings and cash flows in the consolidated financial statements during the year ended December 31, 1996.

    RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

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

                              SYNC RESEARCH, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES

    Inventories, consisting primarily of computer hardware and components, are stated at the lower of cost (first-in, first-out) or market as follows:

                                                                                           DECEMBER 31,
                                                                                       --------------------
                                                                                         1997       1996
                                                                                       ---------  ---------
Raw materials........................................................................  $   3,636  $   3,973
Work in process......................................................................        862      1,043
Finished goods.......................................................................      2,873      2,123
                                                                                       ---------  ---------
                                                                                       $   7,371  $   7,139
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    REVENUE RECOGNITION

    The Company derives its revenues primarily from sales of wide-area networking hardware and software products, which are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances, are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates, and installation or other assistance are recognized ratably over the term of the maintenance period, which is typically 12 months or as the work is performed.

    In October 1997, the AICPA issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The Company believes that this SOP will not have a material impact on its 1998 financial statements.

    CAPITALIZED SOFTWARE

    Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have historically not been significant. The Company also capitalizes costs related to the purchase or license of software developed by third parties which are used in certain of its products. Such costs are amortized over the applicable license period or estimated useful life of the product. As of December 31, 1997, no significant costs related to software products or licenses have been capitalized.

    FURNITURE, FIXTURES AND EQUIPMENT

    Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

Equipment acquired under capitalized
  leases                                   Term of lease (ranging from 3 to 5 years)
Furniture and fixtures                     5 to 7 years
Computers and equipment                    3 to 7 years
Leasehold improvements                     Term of lease

                              SYNC RESEARCH, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LONG-LIVED ASSETS

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS No. 121 had no impact on the Company's financial condition or results of operations.

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

    SEVERANCE AND RESTRUCTURING COSTS

    In March 1997 and September 1997, the Company implemented various cost reduction programs in order to improve its results of operations. The costs associated with these programs, which aggregated approximately $1.2 million, were expensed and consisted primarily of severance and related headcount reduction activities and to a lesser extent lease termination costs related to redundant facilities.

    STOCK BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related
Interpretations in accounting for its employee stock options.

    PER SHARE INFORMATION

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform with Statement No. 128.

    Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result

                              SYNC RESEARCH, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. The weighted average number of common shares outstanding for all periods also reflects the issuance of .157 shares of the Company's common stock for each share of TyLink Series A preferred and common stock. Net loss per share reflects the accretion of dividends and liquidation value related to TyLink mandatorily redeemable preferred stock. Such accretion aggregated $486,000 and $1,163,000 in 1996 and 1995, respectively. The following table sets forth the computation of basic and diluted net loss per share:

                                                                            YEARS ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                           1997       1996       1995
                                                                        ----------  ---------  ---------
                                                                                 (IN THOUSANDS)
NUMERATOR:
Net loss..............................................................  $  (16,508) $  (9,433) $  (1,990)
Accretion of cumulative dividend and redemption value of mandatorily
 redeemable preferred stock...........................................          --       (486)    (1,163)
                                                                        ----------  ---------  ---------
Net loss used for basic and diluted loss per share--loss attributable to common stockholders...............................................  $  (16,508) $  (9,919) $  (3,153)
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------
DENOMINATOR:
Denominator for basic and diluted loss per share--weighted average
 common shares outstanding............................................      17,171     16,289      6,819
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------
Basic and diluted net loss per share..................................  $    (0.96) $   (0.61) $   (0.46)
                                                                        ----------  ---------  ---------
                                                                        ----------  ---------  ---------

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (Statement No. 130), which is effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. Management has not completed its review of Statement No. 130, but does not anticipate that the adoption of this statement, other than required financial statement reclassifications, will have a significant effect on the Company's reported financial position.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement No. 131), which is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. The Company operates in one business segment. Accordingly, the Company does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statements.

                              SYNC RESEARCH, INC.

2. MERGER

    On August 23, 1996, Sync Research, Inc. (Sync), SR Acquisition Corp, a wholly owned subsidiary of Sync, and TyLink Corporation entered into an Agreement and Plan of Reorganization (the Agreement). Pursuant to the Agreement all outstanding shares of TyLink's Series A redeemable preferred and common stock were exchanged for 2,148,168 shares of Sync common stock and Sync assumed options outstanding under a TyLink plan aggregating 423,155 shares of Sync common stock. In addition, Sync purchased all of the outstanding TyLink Series B mandatorily redeemable preferred stock for $4 million cash plus a sufficient number of shares of Sync common stock that together have aggregate value equal to the liquidation value of the TyLink Series B mandatorily redeemable preferred stock.

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

3. FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                     --------------------
                                                                                       1997       1996
                                                                                     ---------  ---------
Equipment acquired under capital leases............................................  $     275  $     250
Furniture and fixtures.............................................................        795        558
Computer and equipment.............................................................      6,326      5,428
Leasehold improvements.............................................................      1,084      1,032
                                                                                     ---------  ---------
                                                                                         8,480      7,268
Accumulated depreciation and amortization..........................................     (4,313)    (2,698)
                                                                                     ---------  ---------
                                                                                     $   4,167  $   4,570
                                                                                     ---------  ---------
                                                                                     ---------  ---------

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

    A substantial portion of the Company's sales are concentrated with a few communications, networking, and telecommunications companies. The Company is dependent upon certain suppliers of key components and contract manufacturers. Sales to one customer represented 16.5% of the Company's total sales in 1997. Sales to one customer represented 19% of the Company's total sales in 1996. Sales to two customers amounted to 17.9% and 11.2%, respectively, of total sales in 1995.

    Accounts receivable represent the Company's only significant financial instrument with potential credit risk. The Company makes periodic evaluations of the credit worthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material write-offs or collection problems. At December 31, 1997, 17 major customers represented 75% of total accounts receivable.

    Sales to foreign customers, primarily in Europe and the Pacific Rim, aggregated $4.5 million or 19.1%, $4,617,000 or 12.7%, and $3,749,000 or 10.7%
of net sales in 1997, 1996 and 1995, respectively.

6. INCOME TAXES

    A reconciliation of the provision (benefit) for taxes based upon income at the federal statutory rate compared to the Company's effective tax rate follows (in thousands):

                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Statutory federal benefit for income taxes................................  $  (5,613) $  (3,206) $    (636)
Incentive stock option compensation.......................................       (142)    (3,162)        75
State tax, net of federal benefit.........................................         --          2       (136)
Tax effect of losses without current benefit..............................      5,722      5,882        699
Alternative minimum tax...................................................         --         --         45
Other, net................................................................         33        486         (2)
                                                                            ---------  ---------  ---------
                                                                            $      --  $       2  $      45
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

                              SYNC RESEARCH, INC.

6. INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes are as follows (in thousands):

                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1997       1996       1995
                                                                                  ---------  ---------  ---------
Current:
  Federal.......................................................................  $      --  $      --  $     650
  State.........................................................................         --          2        158
                                                                                  ---------  ---------  ---------
Subtotal........................................................................         --          2        808
Utilization of net operating loss carryforwards.................................         --         --       (763)
                                                                                  ---------  ---------  ---------
Total current...................................................................         --          2         45
Deferred:
  Federal.......................................................................         --         --         --
  State.........................................................................         --         --         --
                                                                                  ---------  ---------  ---------
Total deferred..................................................................         --         --         --
                                                                                  ---------  ---------  ---------
                                                                                  $      --  $       2  $      45
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

    The Company has approximately $38 million of federal net operating loss carryforwards at December 31, 1997, which will begin to expire in 2006. Approximately $11 million of this loss carryforward is attributable to deductions from the exercise of non-qualified stock options. A valuation allowance has been established for the entire deferred tax asset related to those net operating losses. When realized, the federal and state tax benefits related to the reversal of this valuation allowance will be applied to reduce income tax expense, except for the portion of the net operating losses that relates to the deductions for the exercise of non-qualified stock options which will be directly credited to additional paid-in capital.

                              SYNC RESEARCH, INC.

6. INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ----------  ----------
Deferred tax assets:
  Allowance for doubtful accounts.........................................  $      158  $      139
  Depreciation............................................................          72          98
  Warranty reserve........................................................         101          76
  Accrued commission......................................................         102         174
  Accrued severance pay...................................................         149          --
  Net operating loss carryforwards........................................      14,073       9,352
  Deferred revenue........................................................         605         201
  Inventory reserves......................................................         474         507
  Accrued vacation........................................................         189         228
  Other...................................................................          38          55
                                                                            ----------  ----------
Total deferred tax assets.................................................      15,961      10,830
Deferred tax liabilities:
  Operating leases........................................................         (35)        (30)
  Depreciation............................................................          --          --
                                                                            ----------  ----------
Total deferred tax liabilities............................................         (35)        (30)
                                                                            ----------  ----------
Total net deferred tax assets.............................................      15,926      10,800
Valuation allowance for deferred tax assets...............................     (15,926)    (10,800)
                                                                            ----------  ----------
Net deferred tax assets...................................................  $       --  $       --
                                                                            ----------  ----------
                                                                            ----------  ----------

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

7. EMPLOYEE BENEFIT PLANS

    The Company sponsors a plan (the Plan) pursuant to Section 401(k) of the Internal Revenue Code (Code), whereby substantially all eligible employees may contribute a percentage of their compensation, subject to a maximum allowed under the Code. The Company may contribute to the Plan, as determined by the Board of Directors. For the years ended December 31, 1997, 1996 and 1995, contributions made by the Company, consisting of matching contributions, aggregated $164,000, $57,000 and $46,000, respectively.

                              SYNC RESEARCH, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Company has various stock option plans that provide for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/48th of the shares at the end of each month and expire not later than 10 years from the date of grant. The number of shares reserved and available for grant under these plans aggregated 6,623,228 and 368,080 shares, respectively, at December 31, 1997.

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

                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
Risk free interest rate..................................................       6.0%       6.5%       6.5%
Stock volatility factor..................................................       1.30       1.00       1.00
Weighted average expected option life....................................    6 years    6 years    6 years
Expected dividend yield..................................................         0%         0%         0%

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods as the amounts are only based upon the grants subsequent to 1994. Pro forma information is as follows (in thousands except for earnings per share information):

                                                                           1997        1996       1995
                                                                        ----------  ----------  ---------
Pro forma net loss....................................................  $  (21,505) $  (16,814) $  (3,477)
Pro forma net loss per share..........................................  $    (1.25) $    (1.03) $   (0.51)

                              SYNC RESEARCH, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                              1997                           1996                            1995
                                 ------------------------------  -----------------------------  ------------------------------
                                              WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                   OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                 -----------  -----------------  ----------  -----------------  -----------  -----------------
Outstanding--beginning of
 year..........................    3,359,042      $   10.68       2,663,327      $    1.61        1,594,006      $    0.11
Granted........................    4,438,484           5.47       1,918,273          17.41        1,747,088           2.48
Exercised......................     (338,402)          0.34        (892,207)          0.77         (423,551)          0.16
Forfeited......................   (3,241,873)         13.65        (330,351)          6.25         (254,216)          0.20
                                 -----------         ------      ----------         ------      -----------          -----
Outstanding--end of year.......    4,217,251      $    3.52       3,359,042      $   10.68        2,663,327      $    1.61
                                 -----------         ------      ----------         ------      -----------          -----
                                 -----------         ------      ----------         ------      -----------          -----
Exercisable at end of year.....      870,292      $    2.23         621,904      $    1.61          500,369      $    0.15
                                 -----------         ------      ----------         ------      -----------          -----
                                 -----------         ------      ----------         ------      -----------          -----
Weighted-average fair value of
 options granted during the
 year..........................                   $    3.82                      $   13.61                       $    2.90
                                                     ------                         ------                           -----
                                                     ------                         ------                           -----

    In April 1997, substantially all of the Company's outstanding options were canceled and repriced with new options having an exercise price of $3.94 per share, the fair market value as of the date of the repricing. The vesting of the repriced options was suspended for a period of six months from the date of the repricing. A total of 2,056,460 shares were repriced.

    The weighted average remaining contractual life of options as of December 31, 1997 were as follows:

                                                             OUTSTANDING                         EXERCISABLE
                                             -------------------------------------------  --------------------------
                                                          WEIGHTED AVERAGE    WEIGHTED                   WEIGHTED
                                              NUMBER OF       REMAINING        AVERAGE                    AVERAGE
                                               SHARES     CONTRACTUAL LIFE    EXERCISE      SHARES       EXERCISE
         RANGE OF EXERCISE PRICES            OUTSTANDING       (YEARS)          PRICE     EXERCISABLE      PRICE
-------------------------------------------  -----------  -----------------  -----------  -----------  -------------
$0.04 to $0.20                                  558,023            7.87       $    0.17      412,475     $    0.15
$0.33 to $1.00                                   73,450            9.52            0.42       39,341          0.44
$3.17 to $4.88                                3,546,778            9.47            3.95      400,539          3.83
Greater Than $5.00                               39,000            8.27           18.10       17,937         18.08

    The Company has recorded deferred compensation expense of $644,000 for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. This amount is being amortized over the vesting period of the individual options, generally four years. Deferred compensation expense recognized in 1997, 1996 and 1995 totaled $79,000, $265,000 and $223,000, respectively.

                              SYNC RESEARCH, INC.

7. EMPLOYEE BENEFIT PLANS (CONTINUED)

    In August 1995, the Company's Board of Directors approved the Company's 1995 Employee Stock Purchase Plan (the Purchase Plan), under which 200,000 shares of Common Stock has been reserved for issuance. Under the Purchase Plan, the Company's employees meeting certain eligibility requirements, may elect on a semiannual basis to purchase Common Stock through payroll deductions, which may not exceed 5% of each employee's compensation (subject to certain limitations). The price of such stock will be equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of each respective semiannual offering period. During each of 1997 and 1996, approximately 41,000 shares were issued under this plan.

8. COMMITMENTS AND CONTINGENCIES

    On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purports to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserts claims for violation of the Securities Exchange Act of 1934. The complaint seeks to recover damages in an unspecified amount. No trial date or other deadline has been established. The Company intends to defend this lawsuit vigorously and currently does not believe this lawsuit will have a material impact on its results of operations or financial position.

    The Company leases its office facilities and certain equipment under noncancelable operating leases expiring through 2002. The Company also has various leased equipment under capital leases that are included in "furniture, fixtures and equipment" in the accompanying balance sheets. The cost and accumulated depreciation and amortization of these leased assets were $275,000 and $121,000, respectively at December 31, 1997 and $250,000 and $72,000, respectively, at December 31, 1996. Depreciation and amortization of equipment leased under capital leases are included in depreciation expense.

    Future minimum annual rentals under lease arrangements at December 31, 1997 are as follows:

                                                                             CAPITAL     OPERATING
                                                                             LEASES       LEASES
                                                                           -----------  -----------
                                                                                (IN THOUSANDS)
1998.....................................................................   $      67    $     607
1999.....................................................................          62          487
2000.....................................................................          50          432
2001.....................................................................          11          432
2002.....................................................................          --          432
                                                                                -----   -----------
    Total minimum future lease payments..................................   $     190    $   2,390
                                                                                        -----------
                                                                                        -----------

Amounts representing interest (9% to 15%)................................         (29)
                                                                                -----
Present value of net minimum lease payments..............................         161
Less current portion of capital lease obligations........................         (50)
                                                                                -----
Long-term portion of capital lease obligations...........................   $     111
                                                                                -----
                                                                                -----

    Rent expense for 1997, 1996 and 1995 was $744,000, $659,000 and $465,000,
respectively.

                              SYNC RESEARCH, INC.

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In connection with certain agreements with several of its customers, the Company has indemnified these customers against losses arising from specific events, including product/service performance failures and third party intellectual property rights. Management believes that any costs incurred under these indemnification arrangements will not have a material adverse impact on the Company's financial position or results of operations.

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

11. CREDIT AGREEMENT

    Under the Company's unsecured credit agreement with a bank, the Company may borrow an amount not to exceed $5,000,000 at the Bank's prime rate on amounts outstanding(8.5% at December 31, 1997). The agreement expires on October 5, 1998. There were no amounts outstanding under this agreement as of December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held June 12, 1998, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information as to the Company's executive officers is set forth in "Item 1--Business--Executive Officers of the Company" in this Annual Report on Form 10-K. Information as to the Company's directors is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                       PAGE IN
                                                                                                       ANNUAL REPORT
                                                                                                       ON FORM 10-K
                                                                                                       -------------
(a)        The following documents are filed as part of this Annual Report on Form 10-K:

           (1)        Report of Ernst & Young LLP, Independent Auditors..............................  30

                      Report of Price Waterhouse LLP, Independent Accountants........................  31

                      Consolidated Balance Sheets at December 31, 1997 and 1996......................  32

                      Consolidated Statements of Operations for the Years Ended December 31, 1997,
                      1996 and 1995..................................................................  33

                      Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
                      1996 and 1995..................................................................  34

                      Consolidated Statements of Mandatorily Redeemable Preferred Stock and Preferred
                      and Common Stockholders' Equity................................................  35

                      Notes to Consolidated Financial Statements.....................................  36

           (2)        Financial Statement Schedule

                      Schedule II--Valuation and Qualifying Accounts for the Years Ended December 31,
                      1997, 1996 and 1995............................................................  53

                      Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

           (3)        Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER              DESCRIPTION
------------------  ---------------------------------------------------------------------------------------------
2.1(3)              Agreement and Plan of Reorganization dated June 27, 1996 between the Company and TyLink
                      Corporation.
3.1(2)              Amended and Restated Certificate of Incorporation of Registrant.
3.3                 Bylaws of Registrant.
9.1(1)              Amended and Restated Shareholders' Agreement dated April 25, 1994.
10.1(1)             Form of Indemnification Agreement.
10.2(3)             Amended and Restated 1991 Stock Plan (amended as of May 28, 1996) and form of Option
                      Agreement.
10.3(4)             Amended 1995 Employee Stock Purchase Plan (amended as of September 27, 1996) and form of
                      Subscription Agreement.
10.4(1)             1995 Directors' Option Plan and form of Option Agreement.
10.5(1)             Amended and Restated Investors' Rights Agreement among the Registrant and certain securityholders of the Company, dated as of April 25, 1994.
10.6(1)             Consulting Agreement between the Company and Gregorio Reyes dated January 1995.
10.7(1)             Series C Preferred Stock Purchase Agreement dated April 25, 1994.
10.8(1)             401(k) Plan.
10.12(1)(6)         OEM Purchase Development and Marketing Agreement between 3Com Corporation and the Company dated April 25, 1994.

10.15(1)            Loan and Security Agreement between the Company and Silicon Valley Bank dated September 18,
                      1991, and amendments dated October 20, 1992 and August 31, 1995 thereto.
10.15a(1)           Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated
                      October 5, 1995.
10.15b(7)           Amendments to Loan and Security Agreement between the Company and Silicon Valley Bank dated
                      June 10, 1997, October 6, 1996 and July 3, 1996.
10.15c              Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated
                      December 3, 1997.
10.17(1)            Letter Agreement dated July 9, 1995 between the Company and Ronald J. Scioscia.
10.18(2)            Letter Agreement dated March 5, 1996 between Roger Dorf and the Company.
10.19(3)            Real estate lease dated May 30, 1996 between the Company and The Northwestern Mutual Life
                      Insurance Company.
10.20(5)            Assumed TyLink Corporation 1994 Equity Incentive Plan.
10.22(4)            Employment Agreement between the Company and Richard Swee, dated August 23, 1996.
10.23(4)            Form of Noncompetition Agreement between the Company and Richard Swee, dated August 23, 1996.
10.24(4)            Form of Severance Agreement between the Company and each of John Rademaker and Roger Dorf, dated September 30, 1996.
10.25(4)            Form of Severance Agreement between the Company and other Company executive officers, dated
                      September 30, 1996.
10.26(4)            Real Estate Lease between TyLink and Thomas J. Flatley d/b/a The Flatley Company, dated May
                      14, 1991.
10.27(7)            1996 Non-Executive Stock Option Plan
10.28(8)            Letter Agreement dated June 6, 1997 between William K. Guerry and the Company.
10.29               Letter Agreement dated August 14, 1997 between Salvatore Alini and the Company.
10.30               Form of Severance Agreement between the Company and Gregorio Reyes, dated October 24, 1997.
10.31               Form of Settlement Agreement and Mutual Release dated October 27, 1997 between Roger A. Dorf and the Company.
10.32               Form of Settlement Agreement and Mutual Release dated October 27, 1997 between Dominic J.
                      Genovese and the Company.
10.33               Form of Settlement Agreement and Mutual Release dated November 16, 1997 between Otto Berlin and the Company.
22.1                Subsidiaries of the Company.
23.1                Consent of Ernst & Young LLP, Independent Auditors.
23.2                Consent of Price Waterhouse LLP, Independent Accountants.
24.1                Power of Attorney.

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

(7) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, filed August 14, 1997.

(8) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, filed November 14, 1997.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on March 31, 1998.

                                SYNC RESEARCH, INC.

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

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Rademaker and William K. Guerry, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ JOHN H. RADEMAKER       Co-Chief Executive
------------------------------    Officer, Vice Chairman      March 31, 1998
      John H. Rademaker           of the Board

      /s/ GREGORIO REYES        Co-Chief Executive
------------------------------    Officer, Chairman of the    March 31, 1998
        Gregorio Reyes            Board

                                Vice President of Finance
    /s/ WILLIAM K. GUERRY         and Administration,
------------------------------    Secretary and Chief         March 31, 1998
      William K. Guerry           Financial Officer

   /s/ CHARLES A. HAGGERTY
------------------------------  Director                      March 31, 1998
     Charles A. Haggerty

    /s/ WILLIAM J. O'MEARA
------------------------------  Director                      March 31, 1998
      William J. O'Meara

                              SYNC RESEARCH, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                              DEDUCTIONS/
                                                 BALANCE AT                   RECOVERIES                     BALANCE AT
                                                BEGINNING OF                      AND                          END OF
DESCRIPTION                                        PERIOD       ADDITIONS     WRITE-OFFS    ADJUSTMENTS(1)     PERIOD
---------------------------------------------  --------------  ------------  -------------  --------------  ------------
1997
  Allowance for doubtful accounts
    receivable...............................    $  348,276    $    223,109   $  (178,267)    $       --     $  393,118
  Inventory reserves.........................       658,463         449,207      (504,418)            --        603,252

1996
  Allowance for doubtful accounts
    receivable...............................    $  243,128    $    354,870   $  (314,722)    $   65,000     $  348,276
  Inventory reserves.........................       833,204       1,029,392    (1,190,929)       (13,204)       658,463

1995
  Allowance for doubtful accounts
    receivable...............................    $  251,956    $    158,705   $  (102,533)    $       --     $  308,128
  Inventory reserves.........................       147,750         769,842       (97,592)            --        820,000

------------------------

(1) Amounts represent the reversal of the net activity of the valuation and qualifying accounts for the three months ended March 29, 1996 of TyLink Corporation that have been included in both 1996 and 1995.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.15  Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated December 3,
               1997

      10.29  Letter Agreement dated August 14, 1997 between Salvatore Alini and the Company.

      10.30  Form of Severance Agreement between the Company and Gregorio Reyes, dated October 24, 1997.

      10.31  Form of Settlement Agreement and Mutual Release dated October 27, 1997 between Roger A. Dorf and the
               Company

      10.32  Form of Settlement Agreement and Mutual Release dated October 27, 1997 between Dominic J. Genovese and the Company

      10.33  Form of Settlement Agreement and Mutual Release dated November 16, 1997 between Otto Berlin and the
               Company

      22.1   Subsidiaries of the Company

      23.1   Consent of Ernst & Young, LLP, Independent Auditors

      23.2   Consent of Price Waterhouse, LLP, Independent Accountants

      24.1   Power of Attorney (see page 50)