Form 10-K/A
period 1997-12-31
SYNC RESEARCH INC
filed 1998-05-04
CIK 1000695

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                    ___________

                                    Form 10-K/A

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, OR
 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO                   .

                              COMMISSION FILE NUMBER:

                                --------------------

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

                                 -------------------

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.001 par value per share
                                   (Title of Class)

                                 -------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

       The Registrant hereby amends the following item of its Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

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


                                     HIGH            LOW
                                     ----           -----
1997
   Q1 . . . . . . . . . . . . . .   $15.75          $3.03
   Q2 . . . . . . . . . . . . . .    $5.06          $2.25
   Q3 . . . . . . . . . . . . . .    $5.81          $3.00
   Q4 . . . . . . . . . . . . . .    $4.75          $3.00

1996
   Q1 . . . . . . . . . . . . . .   $44.38         $13.00
   Q2 . . . . . . . . . . . . . .   $22.25         $13.25
   Q3 . . . . . . . . . . . . . .   $17.13          $8.69
   Q4 . . . . . . . . . . . . . .   $19.63         $11.75


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

USE OF PROCEEDS

     In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "Registration Statement"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancAmerica Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dian Rauscher Wessels (formerly Wessels, Arnold & Henderson).

     The Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions . . . . . .   $    3,619,000
Other expenses . . . . . . . . . . . . . . . . . .          912,471
                                                      --------------
  Total Expenses . . . . . . . . . . . . . . . . .   $    4,531,471
                                                      --------------
                                                      --------------

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to December 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Construction of plant, building and facilities . . . $      829,178
Purchase and installment of machinery and
  equipment. . . . . . . . . . . . . . . . . . . . .      3,206,900
Acquisition of other business(es). . . . . . . . . .      5,338,000
Working capital. . . . . . . . . . . . . . . . . . .      4,328,453
Operating losses . . . . . . . . . . . . . . . . . .     22,698,047
                                                       -------------
  Total. . . . . . . . . . . . . . . . . . . . . . .    $36,400,578 (1)
                                                       -------------
                                                       -------------


(1) Excludes operating losses, capital expenditures and working capital changes of TyLink Corporation ("TyLink") prior to the Company's acquisition of TyLink in August 1996.

     In addition, the Company used aggregate proceeds of $316,292 to make payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the Registration Statement.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on May 1, 1998.

                               SYNC RESEARCH, INC.

                               By:      /s/ WILLIAM K. GUERRY
                              -------------------------------------------------
                                             William K. Guerry
                                   VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                        AND CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

          SIGNATURE                     TITLE                         DATE
          ---------                     -----                         ----
/s/ JOHN H. RADEMAKER*        Co-Chief Executive Officer, Vice   May 1, 1998
------------------------      Chairman of the Board
   John H. Rademaker


/s/ GREGORIO REYES*           Co-Chief Executive Officer,        May 1, 1998
------------------------      Chairman of the  Board
   Gregorio Reyes



/s/ WILLIAM K. GUERRY         Vice President of Finance and      May 1, 1998
------------------------      Administration, Secretary and
   William K. Guerry          Chief Financial Officer


/s/ CHARLES A. HAGGERTY*      Director                           May 1, 1998
------------------------
   Charles A. Haggerty


                              Director
------------------------
   William J. Schroeder



*By:  /s/ WILLIAM K. GUERRY
---------------------------
      William K. Guerry
      (Attorney-in-Fact)