Form 10-Q
period 1998-03-31
SYNC RESEARCH INC
filed 1998-05-15
CIK 1000695

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

                     FOR THE FISCAL QUARTER ENDED MARCH 31, 1998, OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                         COMMISSION FILE NUMBER 0-26952

                            ------------------------

                              SYNC RESEARCH, INC.

             (Exact name of Registrant as specified in its charter)

           DELAWARE                             33-0676350
 (State or other jurisdiction                (I.R.S. Employer
              of                           Identification No.)
incorporation or organization)

                                   40 PARKER
                                IRVINE, CA 92618
                    (Address of principal executive offices)
       registrant's telephone number, including area code: (949) 588-2070

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

                               YES _X_    NO ___

    As of April 30, 1998, 17,363,631 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.
                                     INDEX

                                                                                                               PAGE
                                                                                                             ---------
Part I.      Financial Information.........................................................................          3

  Item 1     a)  Condensed consolidated balance sheets at March 31, 1998 (unaudited) and December 31,
                 1997......................................................................................          3

             b)  Condensed consolidated statements of operations (unaudited) for the three months ended
                 March 31, 1998 and March 31, 1997.........................................................          4

             c)  Condensed consolidated statements of cash flows (unaudited) for the three months ended
                 March 31, 1998 and March 31, 1997.........................................................          5

             d)  Notes to condensed consolidated financial statements......................................          6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........          9

Part II.     Other Information.............................................................................         19

  Item 1.    Legal Proceedings.............................................................................         19

  Item 2.    Changes in Securities and Use of Proceeds.....................................................         19

  Item 3.    Defaults upon Senior Securities...............................................................         20

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................         20

  Item 5.    Other Information.............................................................................         20

  Item 6.    Exhibits and Reports on Form 8-K..............................................................         20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SYNC RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 19,469       $ 21,734
  Accounts and other receivables, net.......................      4,854          4,657
  Inventories...............................................      7,256          7,371
  Prepaid expenses and other current assets.................        891            522
                                                              -----------   ------------
Total current assets........................................     32,470         34,284
Furniture, fixtures and equipment, net......................      4,120          4,167
Other assets................................................         47             44
                                                              -----------   ------------
Total assets................................................   $ 36,637       $ 38,495
                                                              -----------   ------------
                                                              -----------   ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $  3,006       $  2,688
  Accrued compensation and related costs....................        788            949
  Severance and related liabilities.........................        161            372
  Deferred revenue..........................................      1,357          1,507
  Bank borrowings and current maturities of capitalized
    lease obligations.......................................      1,551             50
                                                              -----------   ------------
Total current liabilities...................................      6,863          5,566
Capitalized lease obligations, less current maturities......         92            111
Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares--17,364 at March 31, 1998
    and 17,288 at December 31, 1997.........................         17             17
  Additional paid-in capital................................     71,866         71,786
  Deferred compensation.....................................        (27)           (34)
  Accumulated deficit.......................................    (42,174)       (38,951)
                                                              -----------   ------------
Total stockholders' equity..................................     29,682         32,818
                                                              -----------   ------------
Total liabilities and stockholders' equity..................   $ 36,637       $ 38,495
                                                              -----------   ------------
                                                              -----------   ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Net revenues................................................................................  $   5,610  $   5,082
Cost of sales...............................................................................      3,871      3,469
                                                                                              ---------  ---------
  Gross profit..............................................................................      1,739      1,613
Operating expenses:
  Research and development..................................................................      1,741      2,198
  Selling and marketing.....................................................................      2,832      4,234
  General and administrative................................................................        642      1,297
  Severance and facility rationalization cost...............................................         --        506
                                                                                              ---------  ---------
  Total operating expenses..................................................................      5,215      8,235
                                                                                              ---------  ---------
Operating loss..............................................................................     (3,476)    (6,622)
Interest income, net........................................................................        255        443
                                                                                              ---------  ---------
Loss before income taxes....................................................................     (3,221)    (6,179)
Provision for income taxes..................................................................          2         --
                                                                                              ---------  ---------
Net loss....................................................................................  $  (3,223) $  (6,179)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic and diluted net loss per share........................................................  $   (0.19) $   (0.36)
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Shares used in computing net loss per share.................................................     17,336     16,983
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................................................  $  (3,223) $  (6,179)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................................        461        405
    Provision for losses on accounts receivable.............................................        104        115
    Deferred compensation expense...........................................................          7         35
  Changes in operating assets and liabilities, net:
    Accounts and other receivables..........................................................       (301)     2,501
    Inventories.............................................................................        115        (28)
    Prepaid expenses and other current assets...............................................       (369)      (318)
    Accounts payable and other accrued liabilities..........................................        264     (1,159)
    Accrued compensation and related costs..................................................       (161)       568
    Accrued severance and restructuring.....................................................       (212)        --
    Deferred revenue........................................................................        (98)      (212)
                                                                                              ---------  ---------
Net cash used in operating activities.......................................................     (3,413)    (4,272)
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in marketable securities, net.................................................         --     (3,935)
  Purchases of furniture, fixtures and equipment, net.......................................       (414)      (820)
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................       (414)    (4,755)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net bank borrowings (payments)............................................................      1,500       (802)
  Payments on capitalized lease obligations.................................................        (18)       (22)
  Proceeds from common stock options exercised and employee stock purchase plan.............         80        253
                                                                                              ---------  ---------
Net cash provided by (used in) financing activities.........................................      1,562       (571)
                                                                                              ---------  ---------
Net decrease in cash and cash equivalents...................................................     (2,265)    (9,598)
Cash and cash equivalents at beginning of period............................................     21,734     35,874
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  19,469  $  26,276
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid.............................................................................  $      11  $      11
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Income taxes paid.........................................................................  $      21  $       1
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three months ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997. The condensed financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

    Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  CASH AND CASH EQUIVALENTS

    The Company invests its excess cash in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversification and maturities that maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of three months or less and money market funds to be cash equivalents.

3.  FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  ------------
Equipment acquired under capital leases.............................   $     275    $      275
Furniture and fixtures..............................................         818           795
Computer equipment and software.....................................       6,698         6,326
Leasehold improvements..............................................       1,103         1,084
                                                                      -----------  ------------
                                                                           8,894         8,480
Accumulated depreciation and amortization...........................      (4,774)       (4,313)
                                                                      -----------  ------------
                                                                       $   4,120    $    4,167
                                                                      -----------  ------------
                                                                      -----------  ------------

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

4.  INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  -------------
Raw materials.......................................................   $   3,381     $   3,636
Work in process.....................................................         888           862
Finished goods......................................................       2,987         2,873
                                                                      -----------       ------
                                                                       $   7,256     $   7,371
                                                                      -----------       ------
                                                                      -----------       ------

5.  PER SHARE INFORMATION

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

6.  CREDIT AGREEMENT

    Under the Company's unsecured credit agreement with a bank, the Company may borrow an amount not to exceed $5,000,000 at the Bank's prime rate (8.5% at March 31, 1998). The agreement expires on October 5, 1998. There was $1.5 million outstanding under this agreement as of March 31, 1998.

7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (Statement No. 130), which is effective for years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. The implementation of this statement did not have a significant effect on the Company's reported results of operations or financial position.

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

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

7.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

    The Company operates in one business segment. Accordingly, the adoption of this statement did not have a significant effect on the Company's financial statements.

8.  LITIGATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained herein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and in the section of this Item 2 titled "Risk Factors," as well as other factors that could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

    Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first Conversion Node and frame relay access products. The Company has historically emphasized the identification of potential channel partners, educating potential and existing channel partners and other resellers and supporting sales efforts of these resellers in connection with the Company's direct sales efforts. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, MCI, Ameritech, Intermedia Communications and PacBell, and systems integrators such as Electronic Data Systems and Diebold.

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

    Net revenues for the first quarter of 1998 were $5.6 million, compared to net revenues of $5.1 million for the quarter ended March 31, 1997. The increase in net revenues in the first quarter of 1998 compared to the first quarter of 1997 was due primarily to increased sales of frame relay access products and higher service revenues, partially offset by a reduction in sales of transmission products.

    Net revenues by product group for the three months ended March 31, 1998 and 1997 were as follows ($ in thousands):

                                                             1998             %    1997             %
                                                           ---------        ---  ---------        ---
Frame relay access products..............................  $   2,916         52% $   1,600         31%
Circuit management products..............................        752         13        939         19
Transmission products....................................        617         11      1,260         25
Other....................................................      1,325         24      1,283         25
                                                           ---------        ---  ---------        ---
                                                           $   5,610        100% $   5,082        100%
                                                           ---------        ---  ---------        ---
                                                           ---------        ---  ---------        ---

    The increase in revenues from sales of frame relay access products was due primarily to continued acceptance of the Company's 3600 frame relay access device product line that was released in the first quarter of 1997. The decline in revenues from sales of transmission products was due primarily to continued uncertainties created as a result of the recent Asian currency crisis and the increase in other revenue was due primarily to increased maintenance and installation revenue, partially offset by lower sales of the Company's older products.

    The percentage of net revenues represented by sales through channel partners and other resellers declined to 65.4% in 1998 from 80.7% in 1997. The Company expects that average selling prices may continue to decline and that sales through channel partners and other resellers will continue to account for a majority of net revenues; however, the mix of sales to channel partners and other resellers may change from period to period.

    International sales represented approximately 6.5% of the Company's total sales during the three months ended March 31, 1998 as compared to 19.1% during the three months ended March 31, 1997. The decline was due to continued sluggishness in the Company's sales to the Pacific Rim as a result of the current Asian currency crisis. The near-term outlook on the Company's sales to the Pacific Rim remains uncertain.

    GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to employees in the Company's manufacturing and service organizations.

    Gross profit increased to $1.7 million for the three months ended March 31, 1998 from $1.6 million in the corresponding prior year period. Gross profit as a percentage of net revenues decreased to 31.0% for the three months ended March 31, 1998, as compared to 31.7% for the three months ended March 31, 1997. The decrease in margin in the first quarter of 1998 as compared to the first quarter of 1997 was due primarily to increased expenditures to support service activities, increased sales to IBM at higher discounts than encountered in other channels and lower average selling prices.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including prototype units and the depreciation and amortization of equipment and tools utilized in the development process. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility. To date, no significant costs have been capitalized. Research and development expenses decreased to $1.7 million for the first quarter of 1998, as compared to $2.2 million for the first quarter of the prior year. The decrease in expenses in the first quarter of 1998 was primarily due to the Company's 1997 cost reduction programs.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $2.8 million for the quarter ended March 31, 1998, as compared to $4.2 million in the quarter ended March 31, 1997. The decrease in expenses resulted primarily from sales and marketing headcount reductions as part of the Company's 1997 cost reduction programs.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants, professional services and costs related to public company activities. General and administrative expenditures decreased to $642,000 for the three months ended March 31, 1998, as compared to $1.3 million for the three months ended March 31, 1997. The expenses were lower in the 1998 period because of the Company's cost reduction programs in 1997.

    Severance and facility rationalization costs include expenses related to the reduction in employees and the elimination or reduction of certain lease obligations undertaken at the end of March 1997 and similar costs related to Company's expense reduction efforts undertaken at the end of September 1997.

    Net interest income was $255,000 for the three months ended March 31, 1998 as compared to $443,000 for the three months ended March 31, 1997. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

    INCOME TAXES

    There was no provision for income tax in 1997. The provision for income taxes in 1998 represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company's principal sources of liquidity consisted of $19.5 million of cash and cash equivalents and a $5 million unsecured bank line of credit which expires in October 1998. As of March 31, 1998, $1.5 million was outstanding and $3.5 million was available under the line of credit. During the three months ended March 31, 1998, cash utilized by operating activities was $3.4 million, compared to $4.3 million for the three months ended March 31, 1997. Capital expenditures during the first three months of 1998, consisting primarily of computer hardware and software purchases, were $414,000, compared to $820,000 for the same period of 1997.

    The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1998.

YEAR 2000 COMPLIANCE

    The Company believes that its management information systems and substantially all of its products are Year 2000 compliant or tolerant and that the Year 2000 is not expected to materially impact the Company's business and internal operations. However, Year 2000 considerations may have an effect on certain of the Company's customers and suppliers, and thus may indirectly affect the Company. Although the Company has not been advised of any significant current or potential problems with its customers or suppliers that it believes will have a material adverse effect on the Company's business, it is not possible to quantify the effect of Year 2000 issues residing with the Company's customers and suppliers.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

    The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained therein, the previous discussion under "Results of Operations", "Liquidity and Capital Resources" and "Year 2000 Compliance" constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The following is a description of certain of the major risks and uncertainties.

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $2.4 million in 1995, $11.7 million in 1996, $18.0 million in 1997 and $3.2 million for the three months ended March 31, 1998. As of March 31, 1998, the Company had an accumulated deficit of approximately $42.2 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the timing of customer implementation plans; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products or services sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

    UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION

    The Company currently derives substantially all of its revenues from its frame relay access, circuit management, transmission and other products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of, and continuing demand for, these products, is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include the extent to which frame relay adopted for mission-critical applications, the availability and price of competing products and technologies, announcements by IBM relating to products, services or pricing relevant to the Company, the success of the sales efforts of the Company and its resellers and tariff rates for carrier services. Moreover, the Company's operating history in the WAN internetworking market and its resources are limited relative to those of certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers currently account, and are expected to continue to account, for a majority of the Company's net revenues. Sales through channel partners and other resellers accounted for 67.0%, 85.7%, and 88.1%, of net revenues of the Company in 1997, 1996 and 1995, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, Ameritech, MCI, Intermedia Communications and PacBell and system integrators such as Electronic Data Systems and Diebold. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, and prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions. The agreements also specify that the channel partners and certain other resellers will be provided manufacturing rights and access to certain of the Company's source code upon the occurrence of specified conditions or defaults.

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

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Bay Networks; FRAD providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

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

    DEPENDENCE ON CONTRACT MANUFACTURERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company entered into an arrangement with contract manufacturers in 1995 and 1996 to outsource substantial portions of its procurement, assembly and system integration operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company attempts to identify a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 6.5%, 19.1%, 12.7% and 10.7% of the Company's net revenues in the three months ended March 31, 1998 and in fiscal years 1997, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. The Company currently anticipates that international sales may continue to account for a significant percentage of the Company's net revenues in future periods. However, as a result of the recent Asian currency crisis, the Company experienced project delays and order cancellations during the fourth quarter of 1997 and has continued to experience sluggishness in it sales to the Pacific Rim during the first quarter of 1998. Sales to the Pacific Rim during the first quarter of 1998 represented 6.5% of the Company's net revenue for such period.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) USE OF PROCEEDS

    In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancAmerica Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dain Rauscher Wessels (formerly Wessels, Arnold & Henderson). From November 9, 1995 to March 31, 1998, the Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions..........................  $3,619,000
Other expenses..................................................    912,471
                                                                  ---------
    Total Expenses..............................................  $4,531,471
                                                                  ---------
                                                                  ---------

    All of such expenses were direct or indirect payments to others.

    The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to March 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Construction of plant, building and facilities.................  $  848,138
Purchase and installment of machinery and equipment............   3,375,073
Acquisition of other business(es)..............................   5,338,000
Working capital................................................   3,482,486
Operating losses...............................................  25,921,543
                                                                 ----------
    Total......................................................  $38,965,240(1)
                                                                 ----------
                                                                 ----------

------------------------

(1) Excludes operating losses, capital expenditures and working capital changes of Tylink Corporation ("Tylink") prior to the Company's acquisition of Tylink in August 1996.

    In addition, the Company used aggregate proceeds of $316,292 to make departing payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        10.27 1996 Non-Executive Stock Option Plan.

        27.1 Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNC RESEARCH, INC.

Date: May 15, 1998              By:            /s/ WILLIAM K. GUERRY
                                     -----------------------------------------
                                                 William K. Guerry
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)