Form 10-Q
period 1998-06-30
SYNC RESEARCH INC
filed 1998-08-14
CIK 1000695

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

                     FOR THE FISCAL QUARTER ENDED JUNE 30, 1998, OR

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

                                Yes _X_   No ___

    As of July 31, 1998, 17,393,066 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I.      Financial Information.........................................................................           3

  Item 1.    a)  Condensed consolidated balance sheets at June 30, 1998 (unaudited) and December 31,
                 1997......................................................................................           3

             b)  Condensed consolidated statements of operations (unaudited) for the three and six months
                 ended June 30, 1998 and 1997..............................................................           4

             c)  Condensed consolidated statements of cash flows (unaudited) for the six months ended June
                 30, 1998 and 1997.........................................................................           5

             d)  Notes to condensed consolidated financial statements......................................           6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........           9

Part II.     Other Information.............................................................................          21

  Item 1.    Legal Proceedings.............................................................................          21

  Item 2.    Changes in Securities and Use of Proceeds.....................................................          21

  Item 3.    Defaults upon Senior Securities...............................................................          22

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          22

  Item 5.    Other Information.............................................................................          22

  Item 6.    Exhibits and Reports on Form 8-K..............................................................          23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                SYNC RESEARCH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 18,560       $ 21,734
  Accounts and other receivables, net.......................      4,059          4,657
  Inventories...............................................      6,741          7,371
  Prepaid expenses and other current assets.................        929            522
                                                              -----------   ------------
Total current assets........................................     30,289         34,284
Furniture, fixtures and equipment, net......................      4,082          4,167
Other assets................................................         47             44
                                                              -----------   ------------
Total assets................................................   $ 34,418       $ 38,495
                                                              -----------   ------------
                                                              -----------   ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities..................   $  5,303       $  3,135
  Accrued compensation and related costs....................        873            949
  Deferred revenue..........................................      1,356          1,432
  Current maturities of capitalized lease obligations.......         52             50
                                                              -----------   ------------
Total current liabilities...................................      7,584          5,566
Capitalized lease obligations, less current maturities......         79            111

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares--17,378 at June 30, 1998
    and 17,288 at December 31, 1997.........................         17             17
  Additional paid-in capital................................     71,897         71,786
  Deferred compensation.....................................        (20)           (34)
  Accumulated deficit.......................................    (45,139)       (38,951)
                                                              -----------   ------------
Total stockholders' equity..................................     26,755         32,818
                                                              -----------   ------------
Total liabilities and stockholders' equity..................   $ 34,418       $ 38,495
                                                              -----------   ------------
                                                              -----------   ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Net revenues..........................................................  $   7,076  $   6,291  $  12,686  $  11,373
Cost of sales.........................................................      4,387      3,826      8,258      7,295
                                                                        ---------  ---------  ---------  ---------
  Gross profit........................................................      2,689      2,465      4,428      4,078
Operating expenses:
  Research and development............................................      1,817      1,555      3,558      3,753
  Selling and marketing...............................................      3,112      3,392      5,944      7,626
  General and administrative..........................................        676        843      1,318      2,140
  Non-recurring charges...............................................        267         --        267        506
                                                                        ---------  ---------  ---------  ---------
  Total operating expenses............................................      5,872      5,790     11,087     14,025
                                                                        ---------  ---------  ---------  ---------
Operating loss........................................................     (3,183)    (3,325)    (6,659)    (9,947)
Interest income, net..................................................        219        342        473        785
                                                                        ---------  ---------  ---------  ---------
Loss before income taxes..............................................     (2,964)    (2,983)    (6,186)    (9,162)
Provision for income taxes............................................         --         --          2         --
                                                                        ---------  ---------  ---------  ---------
Net loss..............................................................  $  (2,964) $  (2,983) $  (6,188) $  (9,162)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Basic and diluted net loss per share..................................  $    (.17) $    (.17) $    (.36) $    (.54)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Shares used in computing net loss per share...........................     17,378     17,173     17,357     17,079
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................................................  $  (6,188) $  (9,162)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization...........................................................        931        832
    Provision for losses on accounts receivable.............................................        339        147
    Deferred compensation expense...........................................................         14         59
  Changes in operating assets and liabilities, net:
    Accounts and other receivables..........................................................        259       1905
    Inventories.............................................................................        630       (132)
    Accounts payable and accrued liabilities................................................      2,168       (711)
    Accrued compensation and related costs..................................................        (76)        50
    Deferred revenue........................................................................        (76)      (108)
    Other...................................................................................       (410)      (118)
                                                                                              ---------  ---------
Net cash used in operating activities.......................................................     (2,409)    (7,238)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment, net.......................................       (846)    (1,013)
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................       (846)    (1,013)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net bank repayments.......................................................................         --       (802)
  Payments on capitalized lease obligations.................................................        (30)       (11)
  Proceeds from common stock options exercised and employee stock
    purchase plan...........................................................................        111        323
                                                                                              ---------  ---------
Net cash provided by (used in) financing activities.........................................         81       (490)
                                                                                              ---------  ---------
Net decrease in cash and cash equivalents...................................................     (3,174)    (8,741)
Cash and cash equivalents at beginning of period............................................     21,734     35,874
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $  18,560  $  27,133
                                                                                              ---------  ---------
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid.............................................................................  $      37  $      14
                                                                                              ---------  ---------
                                                                                              ---------  ---------
  Income taxes paid.........................................................................  $      21  $       1
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

3.  FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1998          1997
                                                                       -----------  -------------
Equipment acquired under capital leases..............................   $     275     $     275
Furniture and fixtures...............................................         839           795
Computer equipment and software......................................       7,106         6,326
Leasehold improvements...............................................       1,106         1,084
                                                                       -----------       ------
                                                                            9,326         8,480
Accumulated depreciation and amortization............................      (5,244)       (4,313)
                                                                       -----------       ------
                                                                        $   4,082     $   4,167
                                                                       -----------       ------
                                                                       -----------       ------

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

4.  INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1998          1997
                                                                       -----------  -------------
Raw materials........................................................   $   3,488     $   3,636
Work in process......................................................         975           862
Finished goods.......................................................       2,278         2,873
                                                                       -----------       ------
                                                                        $   6,741     $   7,371
                                                                       -----------       ------
                                                                       -----------       ------

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

6.  CREDIT AGREEMENT

    Under the Company's unsecured credit agreement with a bank, the Company may borrow an amount not to exceed $5,000,000 at the bank's prime rate. The agreement expires on October 5, 1998. There were no amounts outstanding under this agreement as of June 30, 1998.

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

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained herein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors that could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

    Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first conversion node and frame relay access products. The Company has historically emphasized its relationship with channel partners and other resellers and supporting sales efforts of these resellers in connection with the Company's direct sales efforts. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, MCI, Ameritech, Intermedia Communications and PacBell, and systems integrators such as Electronic Data Systems and Diebold.

    In March 1997, the Company implemented expense reduction initiatives with the goal of enabling the Company to achieve profitability at lower revenue levels. Additional cost reduction programs were initiated in September 1997 and again in May 1998. There can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market, or that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

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

    Net revenues for the second quarter of 1998 were $7.1 million, compared to net revenues of $6.3 million for the quarter ended June 30, 1997. Net revenues for the six months ended June 30, 1998 were $12.7 million, compared to $11.4 million for the comparable period in 1997. The increase in net revenues in the second quarter of 1998 compared to the second quarter of 1997 was due primarily to increased sales of frame relay access products, partially offset by a reduction in sales of transmission products. Sales to IBM and one large end user customer accounted for 14.6% and 27.2% of the Company's total revenues for the three months ended June 30, 1998, and 33.8% and 20.9% of the Company's total revenues for the six months ended June 30, 1998, respectively.

    Net revenues by product group for the three months ended June 30, 1998 and 1997 were as follows ($ in thousands):

                                                                1998             %    1997             %
                                                              ---------        ---  ---------        ---
Frame relay access products.................................  $   4,690         66% $   3,188         51%
Circuit management products.................................      1,203         17      1,173         19
Transmission products.......................................        244          4        931         14
Other.......................................................        939         13        999         16
                                                              ---------        ---  ---------        ---
                                                              $   7,076        100% $   6,291        100%
                                                              ---------        ---  ---------        ---
                                                              ---------        ---  ---------        ---

    Net revenues by product group for the six months ended June 30, 1998 and 1997 were as follows ($ in thousands):

                                                             1998             %    1997             %
                                                           ---------        ---  ---------        ---
Frame relay access products..............................  $   7,606         60% $   4,788         42%
Circuit management products..............................      1,955         15      2,112         19
Transmission products....................................        861          7      2,190         19
Other....................................................      2,264         18      2,283         20
                                                           ---------        ---  ---------        ---
                                                           $  12,686        100% $  11,373        100%
                                                           ---------        ---  ---------        ---
                                                           ---------        ---  ---------        ---

    The increase in revenues from sales of frame relay access products in 1998 compared to the 1997 periods was due primarily to continued acceptance of the Company's 3600 frame relay access device product line that was released in the first quarter of 1997. The decline in revenues from sales of transmission products as compared to the prior year periods was due primarily to lower sales in the Pacific Rim as a result of the continued Asian economic crisis.

    The percentage of net revenues represented by sales through channel partners and other resellers declined to 65.4% and 42.8% for the three and six months ended June 30, 1998, respectively, from 80.7% and 53.6% for the corresponding periods of 1997, respectively, primarily due to a few large end user sales during the first half of 1998. The Company expects that average selling prices may continue to decline and that sales through channel partners and other resellers will continue to account for a significant portion of net revenues; however, the mix of sales to channel partners and other resellers may change from period to period.

    International sales represented 6.5% and 6.6% of the Company's total sales during the three and six months ended June 30, 1998, as compared to 19.1% and 23.2% during the three and six months ended June 30, 1997. The decline was due primarily to continued sluggishness in the Company's sales to the Pacific Rim as a result of the current Asian economic crisis. The near-term outlook on the Company's sales to the Pacific Rim remains uncertain.

    GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to employees in the Company's manufacturing and service organizations.

    Gross profit increased to $2.7 and $4.4 million for the three and six months ended June 30, 1998, respectively, from $2.5 and $4.1 million in the corresponding prior year periods. Gross profit as a percentage of net revenues decreased to 38.0% and 34.9% for the three and six months ended June 30, 1998, respectively, as compared to 39.2% and 35.9% for the three and six months ended June 30, 1997. The decrease in margins for the three months ended June 30, 1998 compared to the prior year quarter was primarily due to a change in mix of products sold and increased sales to IBM at greater discounts than encountered with other channel partners or end users. The decrease in margins for the six months ended June 30, 1998 as compared to the six months ended June 30 1997 was due primarily to greater sales to IBM.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including prototype units and the depreciation and amortization of equipment and tools utilized in the development process. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility. To date, $430,000 of externally acquired software has been capitalized. Research and development expenses increased to $1.8 million for the second quarter of 1998, as compared to $1.6 million for the second quarter of the prior year. The increase in research and development expenses in the second quarter of 1998 was primarily due to the development of new products and the continued enhancement of existing products. For the six months ended June 30, 1998, expenses were $3.6 million compared to $3.8 million for the six months ended June 30, 1997. This decrease in research and development expenses is primarily attributable to the Company's 1997 cost reduction programs.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $3.1 million for the quarter ended June 30, 1998, as compared to $3.4 million in the quarter ended June 30, 1997, and decreased to $5.9 million for the six months ended June 30, 1998 compared to $7.6 million in the prior year period. The decrease in selling and marketing expenses resulted primarily from sales and marketing headcount reductions as part of the Company's 1997 cost reduction programs, partially offset by higher incentive based compensation.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants, professional services and costs related to public company activities. General and administrative expenditures decreased to $676,000 for the quarter ended June 30, 1998, as compared to $843,000 for the quarter ended June 30, 1997, and decreased to $1.3 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997. These expenses decreased due to the Company's 1997 cost reduction programs.

    Non-recurring charges consist primarily of expenses related to changes in the Company's executive management in the second quarter of 1998 and costs related to the reduction in employees and the elimination or reduction of certain lease obligations undertaken in March and September 1997.

    Net interest income was $219,000 and $473,000 for the three and six months ended June 30, 1998, respectively, as compared to $342,000 and $785,000 for the three and six months ended June 30, 1997, respectively. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

    INCOME TAXES

    There was no provision for income tax in 1997. The provision for income taxes in 1998 represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company's principal sources of liquidity consisted of $18.6 million of cash and cash equivalents and a $5 million unsecured bank line of credit which expires in October 1998. As of June 30, 1998, $5.0 million was available under the line of credit with no amounts outstanding under this agreement. During the six months ended June 30, 1998, cash utilized by operating activities was $2.4 million, compared to $7.2 million for the six months ended June 30, 1997. The lower cash utilization resulted primarily from decreases in accounts receivable and inventories of $259,000 and $630,000, respectively, and an increase in accounts payable and accrued liabilities of $2.2 million. Capital expenditures during the first six months of 1998, consisting primarily of computer hardware and software purchases, were $846,000, compared to $1,013,000 for the same period of 1997.

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

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $2.4 million in 1995, $11.7 million in 1996, $18.0 million in 1997 and $6.2 million for the six months ended June 30, 1998. As of June 30, 1998, the Company had an accumulated deficit of approximately $45.1 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the timing of customer implementation plans; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products or services sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a significant portion of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers currently account, and are expected to continue to account, for a significant part of the Company's net revenues. Sales through channel partners and other resellers accounted for 42.8%, 67.0%, 85.7%, and 88.1%, of net revenues of the Company in the six months ended June 30, 1998, and for the years ended December 31, 1997, 1996 and 1995, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM and 3Com, as well as carriers such as Sprint, Ameritech, MCI, Intermedia Communications and PacBell and system integrators such as Electronic Data Systems and Diebold. Sales through IBM accounted for 14.6% and 33.8% of the Company's net revenues for the three and six months ended June 30, 1998, respectively. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, and prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions. The agreements also specify that the channel partners and certain other resellers will be provided manufacturing rights and access to certain of the Company's source code upon the occurrence of specified conditions or defaults.

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

    The Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a significant portion of the Company's net revenues, gross profit as a percentage of net revenues may decline. Each of the Company's channel partners or other resellers can cease marketing the Company's products at the reseller's option, under certain conditions, with limited notice and with little or no penalty. There can be no assurance that the Company will retain its current channel partners or other resellers or that it will be able to recruit additional or replacement channel partners. The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's channel partners and other resellers will give priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its channel partners could have a material adverse effect on the Company's business, operating results and financial condition.

YEAR 2000 COMPLIANCE

    Many currently installed computer and telecommunications systems and software products were not designed to consider the impact of moving into the 21st century. As a result, errors or system failures could result if these systems and applications are not corrected or replaced prior to the year 2000. The Company is currently in the process of evaluating the impact of the "Year 2000" issue upon its products, support systems and overall business.

    The Company relies on third party suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company has, either internally or in collaboration with certain of its suppliers and customers, evaluated and tested certain of its products and intends to test all of its current products by the end of 1998. The Company believes that several of its discontinued conversion and frame relay products are not Year 2000 compliant and the Company currently does not plan to update these products. Certain of the Company's transmission and frame relay access products operate using two digit years to date stamp network events, but not to internally transmit or process data. The Company's other products either do not have internal dating or rely on date information from other devices resident in the networks in which they operate. Thus, any Year 2000 problems within these third party networking products could cause the Company's products not to work accurately and/or without disruption, if at all, with other companies' networking devices and systems. Upon completion of the testing phase, the Company will assess any changes to its current products that may be required to achieve Year 2000 compliance. The Company has given certain of its customers warranties on Year 2000 compliance and may have to offer updates or replacement products to these customers. The Company has not incurred substantial costs to date to address the Year 2000 issue and is unable to estimate the additional cost, if any, that may arise from actions taken by the Company, if any, to address the Year 2000 issue or from the interaction of the Company's products with other companies' networking devices and systems. Any failure by the Company to make its products Year 2000 compliant could result in a decrease in sales of the Company's products and/or possible claims against the Company by customers as a result of Year 2000 problems caused by the Company's products and could have a material adverse effect on the Company.

    The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company is in the process of evaluating its internal information and non-information systems through inquiries with the manufacturers of such systems and anticipates that most of these systems will be evaluated by the end of 1999. The Company believes that several manufacturers of the Company's systems have already updated their products to comply with the Year 2000 issue or will make updates available by mid-1999, or relatively low cost alternative solutions may be available. However, there can be no assurance that any such updates will be completed on a timely basis, if at all, or at a reasonable cost, or that such updates will work as anticipated in the year 2000.

    The Company has not yet established contingency plans for the Year 2000 issue. The Company intends to continue to evaluate its Year 2000 exposure and develop any necessary contingency plans by mid-1999.

    Many of the Company's customers and prospective customers are expected to devote a substantial portion of their information systems budgets to the Year 2000 problem over the next several years, and, as a result, spending may be diverted from wide area networking solutions. In addition, the Company relies on a large variety of business enterprises such as customers, suppliers, creditors, financial organizations, and domestic and international governmental entities, for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company. Due to the Company's focus on the wide area networking market, which is vulnerable to technological issues involving the Year 2000, substantially all of the Company's revenues may be at risk. Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, the Year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

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

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Bay Networks; frame relay access device (FRAD) providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

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

    DEPENDENCE ON SUPPLIERS

    Certain key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, gate-arrays, selected other integrated circuits and cables, custom-molded plastics and custom-tooled sheet metal, and limited-sourced components include flash memories, DRAMs, printed circuit boards and selected integrated circuits. The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies. The Company buys directly final assembly parts, such as plastics and metal covers, cables and other parts used in final configurations. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any loss in a supplier, increase in required lead times, increase in price of component parts, interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices or termination of contracts. From time to time the Company has experienced shortages of certain components and has paid above-market prices to acquire such components on an accelerated basis or has experienced delays in fulfilling orders while waiting to obtain the necessary components. Such shortages may occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 6.5%, 19.1%, 12.7% and 10.7% of the Company's net revenues in the six months ended June 30, 1998 and in fiscal years 1997, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. The Company currently anticipates that international sales may continue to account for a significant percentage of the Company's net revenues in future periods. However, as a result of the recent Asian economic crisis, the Company experienced project delays and order cancellations during the fourth quarter of 1997 and has continued to experience sluggishness in it sales to the Pacific Rim during the first six months of 1998. Sales to the Pacific Rim during the second quarter of 1998 represented 5.4% of the Company's net revenue for such period.

    The Company markets its products in foreign countries primarily through its channel partners and independent distributors. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies, as has occurred recently in several Asian markets, could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

    DEPENDENCE ON KEY PERSONNEL

    The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. Four of the seven current executive officers joined the Company since January 1995, and thus the management team is still relatively new. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During 1997 and 1998, the Company implemented significant expense reductions, including reductions in force, with the goal of enabling the Company to achieve profitability at lower revenues. The loss of the services of these or any of the Company's other key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

    VOLATILITY OF STOCK PRICE

    Any negative announcements by the Company regarding its products, markets or financial performance, or announcements of technological innovations or the introduction of new products by its competitors, as well as market conditions in the technology sector, may have a significant effect on the market price of the Company's common stock. Further, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These market fluctuations may have an adverse effect on the price of the Company's common stock.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) USE OF PROCEEDS

    In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancAmerica Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dain Rauscher Wessels (formerly Wessels, Arnold & Henderson). From November 9, 1995 to June 30, 1998, the Company incurred the following expenses in connection with the offering:

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

    The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to June 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Construction of plant, building and facilities.................  $  850,638
Purchase and installment of machinery and equipment............   3,651,740
Acquisition of other business(es)..............................   5,338,000
Working capital................................................   1,488,818
Operating losses...............................................  28,886,200
                                                                 ----------
    Total......................................................  $40,215,396(1)
                                                                 ----------
                                                                 ----------

------------------------

(1) Excludes operating losses, capital expenditures and working capital changes of Tylink Corporation ("Tylink") prior to the Company's acquisition of Tylink in August 1996.

    In addition, the Company used aggregate proceeds of $611,125 to make departing payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On June 12, 1998, the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders approved the following matters by the following votes:

    1.  Election of the following directors of the Company:

                                                                                              BROKER
NOMINEES                                         FOR        AGAINST       ABSTENTIONS        NONVOTES
-------------------------------------------  ------------  ----------  -----------------  ---------------
Gregorio Reyes.............................    13,937,460   1,435,569              0                 0
John H Rademaker...........................    13,879,167   1,493,862              0                 0
Charles A. Haggerty........................    13,937,160   1,435,869              0                 0
William J. Schroeder.......................    13,911,360   1,461,669              0                 0

    2. Amendment to the 1991 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares to an aggregate of 5,058,985 shares.

                                                                                        BROKER
                                                 FOR        AGAINST    ABSTENTIONS     NONVOTES
                                             ------------  ----------  -----------  ---------------

                                               13,401,668   1,922,169      49,192              0

    3. Amendments to the 1995 Directors' Stock Option Plan including (i) an increase in the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares to an aggregate 200,000 shares, (ii) an increase in the number of options to purchase Common Stock a non-employee director shall receive as an initial grant from 20,000 to 40,000 shares, and (iii) an increase in the number of options to purchase Common Stock a non-employee dicrector shall receive upon re-election to the Board of Directors from 5,000 to 10,000 shares.

                                                                                      BROKER
                                                   FOR        AGAINST   ABSTENTIONS  NONVOTES
                                               ------------  ---------  -----------  ---------

                                                 14,493,366    691,976      47,410     140,277

    4. Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998.

                                                                                         BROKER
                                                   FOR        AGAINST   ABSTENTIONS     NONVOTES
                                               ------------  ---------  -----------  ---------------

                                                 15,237,997    109,621      25,411              0

ITEM 5.  OTHER INFORMATION

    The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that a proxy may confer discretionary authority to vote on a matter for an annual meeting of stockholders if the proponent fails to notify the Company at least 45 days prior to the one year anniversary of the mailing of the prior year's proxy statement or the date specified in the Company's Bylaws for notice of proposals by stockholders for the annual meeting. The Company's Bylaws provide that for nominations or other business to be brought before an annual meeting by a stockholder, the stockholder must give timely notice thereof in writing to the Secretary of the Company at the principal executive offices of the Company not less than twenty (20) days nor more than ninety (90) days prior to the one year anniversary of the preceding year's annual meeting of stockholders. Accordingly, if a proponent does not notify the Company of a proposal for the 1999 annual meeting on or before March 15, 1999, the management may use its discretionary voting authority to vote on such proposal and if a proponent does not notify the Secretary of the Company on or after March 14, 1999 and before May 23, 1999 in writing of a proposal for the 1999 annual meeting as provided in the Company's Bylaws, the management will exclude the matter from consideration at the 1999 annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        3.3  Bylaws of Registrant

        10.2 Amended and Restated 1991 Stock Plan (amended as of June 12, 1998) and form of Option Agreement.

        10.4 Amended and Restated 1995 Directors' Option Plan (amended as of June 12, 1998) and form of Option Agreement

        27.1 Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNC RESEARCH, INC.

Date: August 14, 1998           By:            /s/ WILLIAM K. GUERRY
                                     -----------------------------------------
                                                 William K. Guerry
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)