Form 10-Q
period 1998-09-30
SYNC RESEARCH INC
filed 1998-11-16
CIK 1000695

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

                   FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998, OR

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

                                Yes _X_   No ___

    As of October 31, 1998, 17,416,847 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.
                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
Part I.      Financial Information.........................................................................           3

  Item 1.    a)  Condensed consolidated balance sheets at September 30, 1998 (unaudited) and December 31,
                 1997......................................................................................           3

             b)  Condensed consolidated statements of operations (unaudited) for the three and nine months
                 ended September 30, 1998 and 1997.........................................................           4

             c)  Condensed consolidated statements of cash flows (unaudited) for the nine months ended
                 September 30, 1998 and 1997...............................................................           5

             d)  Notes to condensed consolidated financial statements......................................           6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........           9

Part II.     Other Information.............................................................................          21

  Item 1.    Legal Proceedings.............................................................................          21

  Item 2.    Changes in Securities and Use of Proceeds.....................................................          21

  Item 3.    Defaults upon Senior Securities...............................................................          22

  Item 4.    Submission of Matters to a Vote of Security Holders...........................................          22

  Item 5.    Other Information.............................................................................          22

  Item 6.    Exhibits and Reports on Form 8-K..............................................................          22

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                              SYNC RESEARCH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                     DECEMBER 31,
                                                                                                         1997
                                                                                      SEPTEMBER 30,  ------------
                                                                                          1998
                                                                                      -------------
                                                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents.........................................................   $    16,068    $   21,734
  Accounts and other receivables, net...............................................         2,764         4,657
  Inventories.......................................................................         6,384         7,371
  Prepaid expenses and other current assets.........................................           769           522
                                                                                      -------------  ------------
Total current assets................................................................        25,985        34,284
Furniture, fixtures and equipment, net..............................................         4,008         4,167
Other assets........................................................................            44            44
                                                                                      -------------  ------------
Total assets........................................................................   $    30,037    $   38,495
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..........................................   $     3,877    $    3,135
  Accrued compensation and related costs............................................           987           949
  Deferred revenue..................................................................           850         1,432
  Current maturities of capitalized lease obligations...............................            52            50
                                                                                      -------------  ------------
Total current liabilities...........................................................         5,766         5,566
Capitalized lease obligations, less current maturities..............................            66           111

Stockholders' equity:
  Common stock, $.001 par value:
    Authorized shares--50,000
    Issued and outstanding shares--17,396 at September 30, 1998 and 17,288 at
      December 31, 1997.............................................................            17            17
  Additional paid-in capital........................................................        71,964        71,786
  Deferred compensation.............................................................           (13)          (34)
  Accumulated deficit...............................................................       (47,763)      (38,951)
                                                                                      -------------  ------------
Total stockholders' equity..........................................................        24,205        32,818
                                                                                      -------------  ------------
Total liabilities and stockholders' equity..........................................   $    30,037    $   38,495
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                       --------------------  ---------------------
                                                                         1998       1997       1998        1997
                                                                       ---------  ---------  ---------  ----------
Net revenues.........................................................  $   7,541  $   5,675  $  20,227  $   17,048
Cost of sales........................................................      4,612      3,623     12,870      10,918
                                                                       ---------  ---------  ---------  ----------
  Gross profit.......................................................      2,929      2,052      7,357       6,130
Operating expenses:
  Research and development...........................................      1,869      1,761      5,428       5,514
  Selling and marketing..............................................      3,018      3,697      8,962      11,323
  General and administrative.........................................        889        791      2,207       2,930
  Non-recurring charges..............................................         --        735        267       1,241
                                                                       ---------  ---------  ---------  ----------
  Total operating expenses...........................................      5,776      6,984     16,864      21,008
                                                                       ---------  ---------  ---------  ----------
Operating loss.......................................................     (2,847)    (4,932)    (9,507)    (14,878)
Interest income, net.................................................        223        345        697       1,129
                                                                       ---------  ---------  ---------  ----------
Loss before income taxes.............................................     (2,624)    (4,587)    (8,810)    (13,749)
Provision for income taxes...........................................         --         --          2          --
                                                                       ---------  ---------  ---------  ----------
Net loss.............................................................  $  (2,624) $  (4,587) $  (8,812) $  (13,749)
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Basic and diluted net loss per share.................................  $    (.15) $    (.27) $    (.51) $     (.80)
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Shares used in computing net loss per share..........................     17,395     17,251     17,370      17,137
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                             ---------------------
                                                                                               1998        1997
                                                                                             ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................................................  $  (8,812) $  (13,749)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..........................................................      1,381       1,267
    Provision for losses on accounts receivable............................................         17          81
    Deferred compensation expense..........................................................         21          74
  Changes in operating assets and liabilities, net:
    Accounts and other receivables.........................................................      1,876       2,720
    Inventories............................................................................        987        (866)
    Accounts payable and accrued liabilities...............................................        742        (510)
    Accrued compensation and related costs.................................................         38         651
    Deferred revenue.......................................................................       (582)        (31)
    Other..................................................................................       (247)       (167)
                                                                                             ---------  ----------
Net cash used in operating activities......................................................     (4,579)    (10,530)
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment, net......................................     (1,222)     (1,183)
                                                                                             ---------  ----------
Net cash used in investing activities......................................................     (1,222)     (1,183)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net bank repayments......................................................................         --        (802)
  Payments on capitalized lease obligations................................................        (43)        (21)
  Proceeds from common stock options exercised and employee stock purchase plan............        178         439
                                                                                             ---------  ----------
Net cash provided by (used in) financing activities........................................        135        (384)
                                                                                             ---------  ----------
Net decrease in cash and cash equivalents..................................................     (5,666)    (12,097)
Cash and cash equivalents at beginning of period...........................................     21,734      35,874
                                                                                             ---------  ----------
Cash and cash equivalents at end of period.................................................  $  16,068  $   23,777
                                                                                             ---------  ----------
                                                                                             ---------  ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest paid............................................................................  $      39  $       30
                                                                                             ---------  ----------
                                                                                             ---------  ----------
  Income taxes paid........................................................................  $      16  $        8
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. The consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

3.  FURNITURE, FIXTURES AND EQUIPMENT

    Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  ------------
Equipment acquired under capital leases.........................    $     275     $      275
Furniture and fixtures..........................................          859            795
Computer equipment and software.................................        7,462          6,326
Leasehold improvements..........................................        1,106          1,084
                                                                  -------------  ------------
                                                                        9,702          8,480
Accumulated depreciation and amortization.......................       (5,694)        (4,313)
                                                                  -------------  ------------
                                                                    $   4,008     $    4,167
                                                                  -------------  ------------
                                                                  -------------  ------------

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

4.  INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  -------------
Raw materials...................................................    $   3,189      $   3,636
Work in process.................................................          508            862
Finished goods..................................................        2,687          2,873
                                                                       ------         ------
                                                                    $   6,384      $   7,371
                                                                       ------         ------
                                                                       ------         ------

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

6.  CREDIT AGREEMENT

    Under the Company's unsecured credit agreement with a bank in effect as of September 30, 1998, the Company was entitled to borrow an amount not to exceed $5,000,000 at the bank's prime rate. The agreement expired on October 5, 1998 and the Company is negotiating the renewal of the agreement. There were no amounts outstanding under this agreement as of September 30, 1998.

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

                              SYNC RESEARCH, INC.

                                  (UNAUDITED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I--Item 1 of this Quarterly Report. In addition, except for the historical statements contained herein, the following discussion contains forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors, could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements, made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

    Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first conversion node and frame relay access products. The Company has historically emphasized its relationship with channel partners and other resellers and supporting sales efforts of these resellers in connection with the Company's direct sales efforts. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM, as well as carriers such as Sprint, MCI, and Intermedia Communications, and systems integrators such as Electronic Data Systems and Diebold.

    In 1997 and 1998, the Company implemented expense reduction initiatives, and the Company may in the future implement additional expense reduction initiatives, with the goal of enabling the Company to achieve profitability at lower revenue levels. There can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market, or that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all.

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

    Net revenues for the third quarter of 1998 were $7.5 million, compared to net revenues of $5.7 million for the quarter ended September 30, 1997. Net revenues for the nine months ended September 30, 1998 were $20.2 million, compared to $17.0 million for the comparable period in 1997. The increase in net revenues in the third quarter of 1998 compared to the third quarter of 1997 was due primarily to increased sales of frame relay access products and circuit management products, partially offset by a reduction in sales of transmission products. Sales to IBM and one large end user customer accounted for 13.4% and 15.2% of the Company's total revenues for the three months ended September 30, 1998, and 16.4% and 21.0% of the Company's total revenues for the nine months ended September 30, 1998, respectively.

    Net revenues by product group for the three months ended September 30, 1998 and 1997 were as follows ($ in thousands):

                                                      1998      PERCENTAGE      1997      PERCENTAGE
                                                    ---------  -------------  ---------  -------------
Frame relay access products.......................  $   3,288           44%   $   2,187           39%
Circuit management products.......................      2,252           30        1,543           27
Transmission products.............................        571            8        1,007           18
Other.............................................      1,430           18          938           16
                                                    ---------          ---    ---------          ---
                                                    $   7,541          100%   $   5,675          100%
                                                    ---------          ---    ---------          ---
                                                    ---------          ---    ---------          ---

    Net revenues by product group for the nine months ended September 30, 1998 and 1997 were as follows ($ in thousands):

                                                   1998      PERCENTAGE      1997      PERCENTAGE
                                                 ---------  -------------  ---------  -------------
Frame relay access products....................  $  10,894           54%   $   6,973           41%
Circuit management products....................      4,207           21        3,655           21
Transmission products..........................      1,432            7        3,198           19
Other..........................................      3,694           18        3,222           19
                                                 ---------          ---    ---------          ---
                                                 $  20,227          100%   $  17,048          100%
                                                 ---------          ---    ---------          ---
                                                 ---------          ---    ---------          ---

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

    The percentage of net revenues represented by sales through channel partners and other resellers declined to 45.6% and 50.1% for the three and nine months ended September 30, 1998, respectively, from 70.9% and 72.3% for the corresponding periods of 1997, respectively, primarily due to a few large end user sales during the first three quarters of 1998. The Company expects that sales to IBM will decline as a result of the completion of one large project in the third quarter of 1998. The Company believes that sales through channel partners and other resellers will continue to account for a significant portion of net revenues. However, the mix of sales to channel partners and other resellers may change from period to period.

    International sales represented 6.5% and 6.6% of the Company's total sales during the three and nine months ended September 30, 1998, as compared to 20.6% and 19.9% during the three and nine months ended September 30, 1997. The decline was due primarily to continued sluggishness in the Company's sales to the Pacific Rim as a result of the current Asian economic crisis. The near-term outlook on the Company's sales to the Pacific Rim remains uncertain.

    GROSS PROFIT

    Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to employees in the Company's manufacturing and service organizations.

    Gross profit increased to $2.9 and $7.4 million for the three and nine months ended September 30, 1998, respectively, from $2.1 and $6.1 million in the corresponding prior year periods. Gross profit as a percentage of net revenues increased to 38.8% and 36.4% for the three and nine months ended September 30, 1998, respectively, as compared to 36.2% and 36.0% for the three and nine months ended September 30, 1997. The increase in margins during 1998 compared to the prior year periods was primarily due to the higher revenue levels in 1998.

    OPERATING EXPENSES

    Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including prototype units and the depreciation and amortization of equipment and tools utilized in the development process. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility. To date, $455,000 of externally acquired software has been capitalized. Research and development expenses increased slightly to $1.9 million for the third quarter of 1998, as compared to $1.8 million for the third quarter of the prior year. The increase in research and development expenses in the third quarter of 1998 was primarily due to the development of new products and the continued enhancement of existing products. For the nine months ended September 30, 1998, expenses were slightly lower at $5.4 million compared to $5.5 million for the nine months ended September 30, 1997.

    Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $3.0 million for the quarter ended September 30, 1998, as compared to $3.7 million in the quarter ended September 30, 1997, and decreased to $9.0 million for the nine months ended September 30, 1998 compared to $11.3 million in the prior year period. The decrease in selling and marketing expenses resulted primarily from sales and marketing headcount reductions, partially offset by higher incentive based compensation.

    General and administrative expenses consist primarily of compensation paid to administrative personnel, payments to consultants, professional services and costs related to public company activities. General and administrative expenditures increased to $889,000 for the quarter ended September 30, 1998, as compared to $791,000 for the quarter ended September 30, 1997 primarily as a result of higher legal fees incurred in connection with the Company's pending class action lawsuit. General and administrative expenditures decreased to $2.2 million for the nine months ended September 30, 1998 from $2.9 million for the nine months ended September 30, 1997. These expenses decreased due to the Company's 1997 cost reduction programs.

    Non-recurring charges consist primarily of expenses related to changes in the Company's executive management in the second quarter of 1998 and costs related to the reduction in employees and the elimination or reduction of certain remote office lease obligations undertaken in March and September 1997.

    Net interest income was $223,000 and $697,000 for the three and nine months ended September 30, 1998, respectively, as compared to $345,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

    INCOME TAXES

    There was no provision for income tax in 1997. The provision for income taxes in 1998 represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company's principal sources of liquidity consisted of $16.1 million of cash and cash equivalents and a $5 million unsecured bank line of credit which expired in October 1998. The Company is currently attempting to negotiate an extension of this credit agreement. During the nine months ended September 30, 1998, cash utilized by operating activities was $4.6 million, compared to $10.5 million for the nine months ended September 30, 1997. The lower cash utilization resulted primarily from the decrease in the net loss in 1998 as compared to 1997. Capital expenditures during the first nine months of 1998, consisting primarily of computer hardware and software purchases, were $1.2 million, the same as the corresponding 1997 period.

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

    HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN
     PROFITABILITY

    The Company has experienced operating losses since inception, with, in recent years, operating losses of $2.4 million in 1995, $11.7 million in 1996, $18.0 million in 1997 and $8.8 million for the nine months ended September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit of approximately $47.8 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the timing of customer implementation plans; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products or services sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a significant portion of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

    UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

    The market for SNA-over-frame relay and circuit management products is relatively uncertain and still evolving. The success of the Company and its channel partners in generating significant sales of frame relay access and circuit management products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

    The Company's channel partners and other resellers currently account, and are expected to continue to account, for a significant part of the Company's net revenues. Sales through channel partners and other resellers accounted for 50.1%, 67.0%, 85.7%, and 88.1%, of net revenues of the Company in the nine months ended September 30, 1998, and for the years ended December 31, 1997, 1996 and 1995, respectively. The Company currently maintains OEM, marketing and sales arrangements with communications and networking companies such as IBM, as well as carriers such as Sprint, MCI and Intermedia Communications and system integrators such as Electronic Data Systems and Diebold. Sales through IBM accounted for 13.4% and 16.4% of the Company's net revenues for the three and nine months ended September 30, 1998, respectively. The Company expects revenues to IBM will decline as a result of the completion of one large project in the third quarter of 1998. The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, and prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions. The agreements also specify that the channel partners and certain other resellers will be provided manufacturing rights and access to certain of the Company's source code upon the occurrence of specified conditions or defaults.

    Certain of the Company's channel partners offer alternative solutions, designed by themselves or third parties, for SNA internetworking or have pre-existing relationships with current or potential competitors of the Company. Certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. Many of the Company's resellers offer competitive products manufactured either by third parties or by themselves. For example, NET and Racal, which accounted for 6.6% and 4.4%, respectively, of the Company's net revenues in 1996, have developed competitive products and product strategies and accordingly, did not account for a significant portion of 1997 or 1998 revenues. Sales to 3Com accounted for 2.0% of revenues for the nine months ended September 30, 1998 and 6.5%, 19.2% and 17.9% of net revenues of the Company in 1997, 1996 and 1995, respectively. The Company believes the amount of revenues derived from sales to 3Com will likely decline as competitive products impact the conversion product business.

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

    The Company relies on third party suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company has, either internally or in collaboration with certain of its suppliers and customers, evaluated and tested certain of its products and intends to test all of its current products by the end of 1998. The Company believes that several of its discontinued conversion and frame relay products are not Year 2000 compliant and the Company currently does not plan to update these products. The Company has adopted a Year 2000 compliance definition based upon certain generally accepted Year 2000 standards, input from customers, and other available sources. The Company has tested its frame relay access and circuit management products against this definition. These products have been updated to be fully compliant against this definition. The Company is in the process of evaluating its other current products. Some of these products either do not have internal dating or rely on date information from other devices resident in the networks in which they operate. Thus, any Year 2000 problems from third party networking products could cause the Company's products not to work in accordance with their specifications. In addition, the Company's products are tested as standard-built, stand-alone units, or at most, in a standard system configuration. Accordingly, custom built products and special system configurations may create problems the Company has not or will not uncover. Upon completion of the testing phase, the Company will assess any changes to its current products that may be required to achieve Year 2000 compliance. The Company has given certain of its customers warranties on Year 2000 compliance and may have to offer updates or replacement products to these customers. The Company has not incurred substantial costs to date to address the Year 2000 issue and is unable to estimate the additional cost, if any, that may arise from actions taken by the Company, if any, to address the Year 2000 issue or from the interaction of the Company's products with other companies' networking devices and systems. Any failure by the Company to make its products Year 2000 compliant could result in a decrease in revenues of the Company's products and/or possible claims against the Company by customers as a result of Year 2000 problems caused by the Company's products and could have a material adverse effect on the Company.

    The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company is in the process of evaluating its internal information and non-information systems through inquiries with the manufacturers of such systems and anticipates that most of these systems will be evaluated by the end of 1998. The Company believes that several manufacturers of the Company's systems have already updated their products to comply with the Year 2000 issue, or will make updates available by mid-1999, or relatively low cost alternative solutions may become available. However, there can be no assurance that any such updates will be completed on a timely basis, if at all, or at a reasonable cost, or that such updates will work as anticipated in and after the year 2000.

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

    Year 2000 compliance definitions and risks continue to evolve and the Company may be impacted by future changes in Year 2000 compliance standards. Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, the Year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

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

    INTENSE COMPETITION

    The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Bay Networks; frame relay access device (FRAD) providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, network management software companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

    DEPENDENCE ON THE IBM CUSTOMER BASE

    The Company's frame relay access products are leveraged towards the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the relationship between the Company and IBM will be successful, that IBM will not terminate the relationship or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

    DEPENDENCE ON CONTRACT MANUFACTURERS

    The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company has arrangements with two contract manufacturers to out source substantial portions of its procurement, assembly and system integration operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company attempts to identify a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts. The Company previously increased manufacturing capacity through the expansion of its relationships with contract manufacturers. Any manufacturing delays, excess manufacturing capacity or inventories or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition.

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

    DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

    Sales to customers outside of the United States accounted for approximately 6.6%, 19.1%, 12.7% and 10.7% of the Company's net revenues in the nine months ended September 30, 1998 and in fiscal years 1997, 1996 and 1995, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S.-based channel partners market the Company's products abroad. The Company currently anticipates that international sales may continue to account for a significant percentage of the Company's net revenues in future periods. However, as a result of the recent Asian economic crisis, the Company experienced project delays and order cancellations during the fourth quarter of 1997 and has continued to experience sluggishness in it sales to the Pacific Rim during the first nine months of 1998. Sales to the Pacific Rim during the third quarter of 1998 represented 6.6% of the Company's net revenue for such period.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (d) USE OF PROCEEDS

    In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancAmerica Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dain Rauscher Wessels (formerly Wessels, Arnold & Henderson). From November 9, 1995 to September 30, 1998, the Company incurred the following expenses in connection with the offering:

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

    The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to September 30, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Construction of plant, building and facilities................  $    850,638
Purchase and installment of machinery and equipment...........     4,003,331
Acquisition of other business(es).............................     5,338,000
Working capital...............................................     1,495,283
Operating losses..............................................    31,509,790
                                                                ------------
    Total.....................................................  $ 43,197,042(1)
                                                                ------------
                                                                ------------

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        10.27 Amended and Restated 1996 Non-Executive Stock Option Plan (amended as of August 21, 1998)

        10.34 Settlement Agreement and Mutual Release with John Rademaker dated September 28, 1998.

        27.1  Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SYNC RESEARCH, INC.

                                By:            /s/ WILLIAM K. GUERRY
                                     -----------------------------------------
                                                 William K. Guerry
                                           VICE PRESIDENT OF FINANCE AND
                                                   ADMINISTRATION
                                            AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
Date: November 16, 1998                  FINANCIAL AND ACCOUNTING OFFICER)