Form 10-K
period 1998-12-31
SYNC RESEARCH INC
filed 1999-03-31
CIK 1000695

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ----------------------------

                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________.

                       COMMISSION FILE NUMBER:  000-26952

                         ----------------------------

                             SYNC RESEARCH, INC.

            (Exact name of Registrant as specified in its charter)

                   DELAWARE                              33-0676350
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

                                  40 PARKER
                               IRVINE, CA 92618
                   (Address of principal executive offices)
      Registrant's telephone number, including area code: (949) 588-2070

                         ----------------------------

       Securities registered pursuant to Section 12(b) of the Act: None


         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share
                               (Title of Class)

                         ----------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 15, 1999 was approximately $12,702,670 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 17,580,376 shares of Registrant's Common Stock issued and outstanding as of March 15, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on June 11, 1999 (the "Proxy Statement").

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

     As a result of the worldwide growth in data bandwidth requirements, the telecommunications industry has undergone significant reform causing the transformation of traditional carriers and the birth of a new generation of geographically and market aligned value-added carriers and service providers, collectively referred to as "Service Providers." In an effort to develop new revenue sources and improve competitiveness, many of these Service Providers provide data services based on frame relay, an efficient, low-latency, frame-switched WAN protocol. Frame relay has experienced rapid growth as a PSVN service due to its speed and economy, its deployment flexibility, and its ability to combine incompatible "protocols," such as International Business Machines Corporation ("IBM") mainframe Systems Network Architecture ("SNA") and client/server Transmission Control Protocol/Internet Protocol ("TCP/IP"), onto a single telecommunications circuit. Frame relay represents a cost-effective, intelligent, PSVN technology, that provides a smooth migration to asynchronous transfer mode ("ATM") and other broadband services generally used in the backbone of many of these Service Providers.

     Sync has developed a portfolio of products that provide end users and service providers with innovative WAN access and management solutions engineered to support mission-critical applications over frame relay and other PSVN services. The Company's FrameNode-TM- line of multi-service frame relay access devices ("FRADs") and frame relay access routers enables the migration of embedded SNA leased line networks to frame relay, as well as the convergence of SNA and client/server branch applications across frame relay networks. Sync's circuit management solutions represent an emerging product category consisting of WAN probes and application software that improves the availability and performance of frame relay and other PSVN services by providing extensive problem isolation and troubleshooting capabilities and proactive performance and service-level management. Sync's TyLink-Registered Trademark- line of digital transmission products including data service units and channel service units ("DSU/CSU") and Integrated Services Digital Network ("ISDN") termination products, are the basic elements that comprise frame relay and other digital and switched services.

     Today, most mainframe based data networks use expensive private leased lines to connect remote sites to central computing facilities or data centers. Due to favorable carrier pricing and technical suitability, frame relay is a less expensive, more efficient, direct substitute for such traditional leased line connections and due to its maturity, is very stable as compared to other technology based alternatives, including the internet or other IP based services. As both an SNA internetworking and frame relay access pioneer, the Company was an early developer of SNA-over-frame relay and SNA and client/server convergence solutions.

     Sync continues to follow a leveraged sales strategy for its products, utilizing resellers, distributors, OEM partners and a number of Regional Bell Operating Companies ("RBOCs") and Interexchange Carriers ("IXCs") as delivery channels for its products. Current partners include, Pacific Bell Network Integration ("PacBell"), Sprint Communications Company ("Sprint"), MCI Communications Corporation ("MCI"), Intermedia Communications, Inc. ("Intermedia Communications"), Electronic Data Systems, Diebold, and Wang Global. The Company believes that its partnerships are well-suited to serve the needs of middle and upper market customers. The Company utilizes a distribution and value-added reseller ("VAR") channel as the primary distribution channel for its digital transmission products. Sales through this channel have decreased over the last two years due to increased competition, price decreases and focus on end-user and large partner activities.

     Sync maintains international sales and operations offices in Europe (Frankfurt, Germany; Paris, France and London, U.K.) and relationships with its channel partners to support its worldwide sales efforts.

INDUSTRY BACKGROUND

RELIANCE ON SNA FOR BUSINESS CRITICAL APPLICATIONS

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

PARADIGM SHIFT TO PUBLIC SWITCHED VIRTUAL NETWORK SERVICES

     Continuing deregulation and reformation within the worldwide telecommunications market has resulted in a dramatic increase in the number of traditional and non-traditional carriers and service providers including IXCs, Local Exchange Carriers ("LECs"), Competitive Local Exchange Carriers ("CLECs"), Network Service Providers ("NSPs") and Internetwork Service Provider ("ISPs") and other companies that outsource networking and telecommunications support and services. Sync refers to these organizations collectively as "Service Providers." In order to differentiate their services and remain competitive, Service Providers have deployed a number of data transport networks based on packet and cell switched technologies; specifically frame relay, Internet Protocol ("IP") and ATM. Many end user organizations ("End Users") have found these services to be cost-effective alternatives to private leased line networks and have migrated all or part of their WAN infrastructures, effectively "out-tasking" WAN planning, provisioning and management to their Service Provider. Many Service Providers have taken the WAN "out-tasking" model to the next step by creating adjunct services that take over end-to-end management of the End User's WAN and, in some instances, even remote branch LAN. These services often bundle telecommunications services with the components necessary to connect customer sites to the network.

     The shift from leased lines to PSVN services has created a number of challenges for End Users and Service Providers alike. Since a significant portion of their WAN infrastructure is now controlled and managed by their Service Providers, End Users have diminished visibility and control of mission-critical applications that traverse the PSVN. In turn, Service Providers have increased responsibility for end user application performance, especially in connection with managed network services ("MNS") offerings.

THE SYNC SOLUTION

     Sync is a provider of WAN access, internetworking and management products that enable business-critical SNA and client/server applications to be safely deployed over frame relay or other PSVN services. Sync's products allow organizations to leverage the performance, utility and cost advantages of these networks, while maintaining the robustness, reliability and responsiveness of SNA and preserving the sizable investment in legacy SNA applications, equipment, management automation, diagnostic tools and staff training. To reach these customers, Sync has entered into certain relationships with network equipment and service providers that serve the SNA customer base and focuses its end user sales force on targeting middle market mainframe reliant customers.

PRODUCTS

     Sync has continued to focus almost exclusively on the growing frame relay marketplace. The Company is currently assessing its future product direction and believes that its next generation product platform may provide support for new protocols including ATM and Asyncronous Digital Subscriber Line ("ADSL"). The Company's product portfolio targets three distinct frame relay market related opportunities. Combined, the products offer a broad single vendor solution for deployment and support of mission-critical applications over frame relay.

ACCESS INTERNETWORKING SOLUTIONS

     The FrameNode-Registered Trademark- family of FRADs and frame relay access routers reduces duplication in networks and recurring telecommunications costs by converging SNA, legacy and client/server (IP/IPX) branch applications across a frame relay WAN using a single access trunk. Sync FrameNodes-Registered Trademark- successfully combine deterministic SNA transactions with bursty and bandwidth-demanding client/server transmissions through a traffic prioritization and bandwidth allocation capability. Sync's FrameNode-Registered Trademark- has won various industry awards over the past several years for its measured performance in these areas. In independent testing, the FrameNode-Registered Trademark- has outperformed frame relay-equipped routers and FRADs from the industry's leading networking companies in handling both SNA and client/server (IP/IPX) branch traffic.

     Sync provides a broad range of serial-to-LAN conversion products under the ConversionNode-TM- product name. The ConversionNode-TM- enables SNA and other legacy serial controllers to interoperate over router-based internetworks by providing serial-to-LAN conversion. It supports a wide-array of legacy controllers, including SNA, asynchronous BSC3270 and BSC/RJE.

     A growing number of large IBM-centric customers, such as Bear Sterns, First Union Corporation ("First Union"), Electronic Data Systems, VISA International and Bank of America Corporation ("B of A"), have selected Sync and its market partners as their frame relay solution provider. Several service providers, including Sprint, have also chosen the FrameNode-Registered Trademark- for their MNS offerings.

CIRCUIT MANAGEMENT SOLUTIONS

     Sync's circuit management technology consists of a series of WAN monitoring probes and graphical applications. Together, these components allow End Users and Service Providers to improve network availability and performance and reduce network operating costs by enhancing problem isolation, identification and troubleshooting and instrumenting their frame relay networks with performance and service-level management capabilities.

DIGITAL TRANSMISSION SOLUTIONS

     Sync's TyLink-Registered Trademark- brand digital transmission products support a wide range of digital access applications, including low-speed 56/64Kbps to high-speed T1/E1 models for leased line connectivity; and data, voice and video integration on a single T1 trunk. The 7400 Series WAN Champion is a high-capacity chassis system that can support up to 32 T1 interfaces. Its port density and price/performance make it ideal for large-scale T1 termination applications.

     Sync's digital transmission products have been installed by Service Providers in the United States, Korea, Canada, Mexico and other markets as infrastructure connectivity for leased line, frame relay, cellular and internet service offerings.

PRODUCT STRATEGY

     Sync has developed a multifaceted product strategy that the Company believes significantly expands its total addressable market by concurrently participating in three related market segments that are key to frame relay (and ISP) connectivity: frame relay access, frame relay circuit and service-level management, and high-speed digital transmission. Beginning in 1999, Sync plans to introduce significant new product capabilities. The first of these new products will result from the physical integration of its frame relay access products, circuit management and digital transmission products with alternative backup capabilities, such as ISDN, into one combined solution. These products are expected to provide a very cost effective solution that enhances high availability for customers. The first of these products is scheduled to be available during the second quarter of 1999. Going forward, Sync will plan to continue to leverage its technology strengths through the development of a product that may include support for higher speeds (such as T3+, and the new standards outlined by FRF.14); new technology protocols (ATM and ADSL); transmission services (encryption and compression) and back-up and redundancy features creating bandwidth on demand using, for example, Switched Virtual Circuits (SVCs) and ISDN, etc. This next generation of products is expected to be available during the first half of 2000. However, there can be no assurance that the Company will be able to introduce these new products on a timely basis, if at all, or that these products will gain market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Rapid Technological Change and New Products."

CUSTOMERS AND MARKETS

     Sync's three core WAN technologies: access internetworking, circuit management and digital transmission are targeted at two macro markets: enterprise middle market end user customers and service providers.

ENTERPRISE END USER CUSTOMERS

     Industry analysts have estimated that there are approximately 50,000 IBM SNA networks worldwide. Sync's strategy is to provide a comprehensive product solution for safely migrating mission-critical SNA and client/server applications to frame relay. The Company believes that advantages to its customers include improved network reliability and determinism, improved efficiencies in circuit and bandwidth utilization, and reduced capital, telecommunications and operating costs. Sync has been successful in winning several large end-user customers, however, the competitive environment for these large enterprises is significant, especially in light of the recent mergers in the telecommunications equipment industry. Accordingly, Sync's focus is at the middle market tier of companies with 25 to 500 branch sites. Many of these companies have significant mission critical data networking needs, but the Company believes they are currently under served by the larger telecommunications equipment companies.

SERVICE PROVIDERS

     The FrameNode-Registered Trademark- is designed to be an optimal CPE solution for managed service offerings. In addition to its broad support for SNA, legacy, and IP/IPX protocols, it includes extensive end-to-end network management capabilities. Sync believes that these capabilities allow for more reliable and consistent service to customers, improved efficiency in circuit and bandwidth provisioning, and reduced capital and operating costs for service providers.

     While enterprise customers view frame relay as a cost-effective vehicle for converging remote SNA and client/server applications, Sync believes they will not be willing to give up the stable, deterministic, resilient and management-rich attributes of their SNA leased line networks. The goal of Sync's circuit management technology is to equip customers and service providers with the management capabilities necessary to safely migrate business-critical SNA and client/server applications to frame relay and other PSVN services without compromising on network performance and availability requirements.

CUSTOMER BASE

     The Company's products are used in a wide variety of industries worldwide. Sync's customer base continues to expand and today includes a broad mix of major End Users and Service Providers. The following organizations are among the customers that have purchased products directly from Sync or through channel partners or other resellers:

 BANKING AND FINANCIAL SERVICES                 INDUSTRIAL
 Bank of America Corporation                    Allied Signal, Inc.
 Bank of Boston                                 Caterpillar
 Bear, Stearns & Company, Inc.                  McJunkin Corporation
 Chase Manhattan                                Occidental Petroleum
 Citicorp                                       Corporation
 Destin Bank                                    Piedmont Natural Gas
 First Data Resources                           Rockwell International
 First Union Corporation                        Corporation
 Legg Mason                                     Safety-Kleen Corporation
 U.S. Bancorp                                   Sony Corporation
 Wachovia Corporation                           National Steel
 Wells Fargo & Company                          USX Corporation
 GOVERNMENT                                     INSURANCE AND HEALTH CARE
 Federal Bureau of Investigation                Kaiser Foundation Health Plan
 Federal Reserve Bank                           Inc.
 State of California                            The Travelers Corporation
                                                Ullico Inc.
                                                UNUM Corporation
                                                Manor Care, Inc.
 RETAIL                                         OTHER
 Acme Boots                                     Electronics Data Systems Corp.
 Pier 1, Inc.                                   Experian
 SportMart, Inc.                                United Van Lines Ltd.
 Dayton-Hudson Corporation                      Computer Sciences Corporation
 Long's Drugstores                              DaCom
 Hills Department Stores                        Korea Telecom
 Rhodes/Helig Myers
 Visa International

SALES AND PARTNER CHANNELS

     The Company's sales and channel strategy includes deployment through channel partners, distributors and a direct sales force, both in North America and overseas. The Company has from time to time entered into channel partnerships with selected internetworking companies, as well as carriers. In addition to its relationships with channel partners and other resellers, the Company continues to maintain a direct sales force to ensure close customer contact and facilitate channel field sales engagement.

CHANNEL PARTNERS AND OTHER RESELLERS

     The Company's sales and marketing strategy focuses on establishing channel partnerships with selected, leading networking companies and carriers that are attempting to better serve the SNA customer base. Sync and its channel partners work closely together in various activities, including collaborative marketing efforts, joint sales calls, field training and support and custom product development. The Company currently maintains OEM, marketing and sales arrangements with Service Providers such as Sprint, MCI, Ameritech, PacBell, Appitude, Inc., Wang Global, and Intermedia Communications. The Company intends to maintain direct sales, marketing and systems engineering activities in order to drive demand for Sync products and support channel partners.

     IBM: IBM is the developer of the SNA network architecture. Since 1995, IBM has sold Sync's FrameNode-Registered Trademark- product family under the name IBM Nways 2218. The agreement between IBM and Sync expired in March 1999 and is not expected to be renewed. Sales to IBM accounted for 14.1%,16.5% and 4.9% of the Company's net revenues in 1998, 1997 and 1996, respectively.

     3COM CORPORATION: 3Com offers a broad range of global networking solutions including routers, hubs, ISDN equipment and network adapters. Concurrently with an equity investment in the Company in April 1994, 3Com and Sync entered into a private label and resale relationship, pursuant to which Sync developed certain custom products incorporating certain early generation Sync technology. Sales to 3Com accounted for 2.6%, 6.5% and 19.2% of the Company's net revenues in 1998, 1997 and 1996, respectively. 3Com recently announced its intention to discontinue its support for its products purchased from Sync. Accordingly, the Company believes that revenue derived from sales to 3Com will remain low.

     SERVICE PROVIDERS: Sync has developed FrameNode-Registered Trademark-and Frap CPE resale and bundled managed service relationships with a number of service providers, including MCI, Sprint, and Intermedia Communications. In a "managed service" program, the carrier combines Sync's networking products with the carrier's own wide-area network service offering. The carrier installs, deploys, and manages the customer's network, providing a single service invoice monthly. This service allows customers to avoid the expense of selecting, purchasing, deploying and managing the vendor equipment and carrier circuits that comprise its network infrastructure.

     OTHER RESELLERS: The company sells its products through other resellers, in addition to its channel partners, including distributors and VARs. The Company plans to develop and expand its reseller channel to accommodate, in particular, its line of WAN access, transmission and management product lines.

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

Channel Partners and Other Resellers" and "Intense Competition."

DIRECT SALES

     In addition to its channel partner strategy, Sync maintains a direct sales organization to promote the Company's products and to ensure direct contact with the Company's current and potential customers. The primary roles of the Company's sales force are (i) to assist end user customers in addressing complex network problems and (ii) to differentiate the features and capabilities of the Company's products from competitive offerings and
(iii) provide support to channel partners. In addition, the Company believes that its investment in direct sales enables the Company to monitor changing customer requirements. As of December 31, 1998, the Company had 18 domestic field sales and support personnel currently operating out of locations in 14 states. First Union Bank, a direct sales customer, respresented $4.6 million or 18.5% in 1998, $1.5 million or 6.5% in 1997 of the Company's net revenues.

INTERNATIONAL SALES

     Sales to customers outside of the United States accounted for approximately $1.7 million, $4.5 million and $4.6 million, or 6.9%, 19.1% and 12.7% of the Company's net revenues in 1998, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S. based channel partners market the Company's products abroad. The Company expects that international sales may represent an important percentage of net revenues in future periods. The near-term outlook on the Company's sales to the Pacific Rim, which represented approximately 3.7% of the Company's 1998 net revenues, remains uncertain.

     The Company currently expects the frame relay equipment market outside of the United States to grow during the next several years. The European and Canadian markets represent large growing market opportunities and the primary focus for Sync's international business thrust. Although there are significant long-term potential opportunities in the Pacific Rim countries, sales in this region have been impacted by the continued currency crisis.

     The Company has designed its products and established its marketing and sales channels to address the global market opportunities for frame relay access and circuit management products. The Company believes that there is a large potential international market for its products and intends to address this market in the future increasingly through its channel partners, many of which have a well-established international presence and reputation. Sync believes its strategy for international expansion will allow the Company to participate in these emerging growth markets.

     The Company maintains international sales offices in Frankfurt, Germany, Paris, France and London, UK. The Company's sales efforts in the Pacific Rim are conducted through its existing relationships with partners and resellers.

     Certain business risks are inherent in international transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on and Risks Associated with International Sales."

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

RESEARCH AND DEVELOPMENT

     The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The Company intends to continue to make substantial investments in product and technology development. The Company monitors changing customer needs and works closely with channel partners and resellers, end user customers and market research organizations to monitor changes in the marketplace. The Company intends to support industry standards and to continue to support emerging wide-area networking protocols.

     The Company's research and development expenditures aggregated $7.4 million, $7.2 million and $7.7 million in 1998, 1997 and 1996, respectively. At December 31, 1998, 44 full-time employees were engaged in research and product development. In 1998, the Company implemented significant expense reductions with the goal of enabling the Company to achieve profitability at lower revenues. These expense reductions included a reduction in outside engineering consulting costs available to support the Company's research and development efforts. The Company believes that it will be able to meet its development plans within the cost structure set forth in the recent expense reduction program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on Key Personnel" and "Results of Operations."

     The Company is focusing its development efforts on creating significant new product capabilities. The first of these new products will result from the physical integration of its frame relay access products, circuit management and digital transmission products with alternative backup capabilities, such as ISDN into one combined solution. This product is expected to provide a cost effective solution that enhances high availability through bandwidth-on-demand functionality for our customers. The product is planned to be available during the second quarter of 1999. Going forward, Sync plans to continue to leverage its technology strengths through the development of a product that may include support for higher speeds (such as T3+, and the new standards outlined by FRF.14); new technology protocols (ATM, ADSL, IP); transmission services (encryption and compression) and back-up and redundancy features creating bandwidth on demand using SVCs and ISDN, etc. This next generation of products is expected to be available during the first half of 2000. However, no assurances can be given that the Company will be able to introduce any or all of these products on a timely basis, if at all. Also, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards, including new PSVN services, or product announcements by competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-Risk Factors-"Rapid Technological Change and New Products" and "Product Errors."

MANUFACTURING

     Sync's operational strategy continues to emphasize outsourcing of manufacturing to reduce costs and to provide flexibility in meeting market demand. The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company has entered into arrangements with contract manufacturers to outsource substantial portions of its procurement, assembly and system integration operations.

     The Company designs substantially all of the hardware subassemblies for its products. Outside subcontractors are used for subassembly manufacturing. The Company installs its proprietary software into the electronically erasable programmable read only memory ("EEPROM") of its systems in order to configure products to meet customer needs and to maintain quality control and system security.

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

     The Company uses a rolling three-month forecast based on anticipated product orders to determine its general materials and manufacturing staffing requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. Currently, the Company acquires materials and completes certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. The Company's manufacturing procedures are designed to assure rapid response to customer orders, but may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts. Any manufacturing delays, excess manufacturing capacity or inventories, or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on Contract Manufacturers," and "Dependence on Suppliers."

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

     The Company's has obtained ISO 9001 certification for all of its facilities. The Company's inability to maintain certification of all of its facilities could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

     The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies such as Cisco Systems, Inc. ("Cisco") and Nortel, FRAD providers such as Hypercom Network Systems ("Hypercom"), Motorola Information Systems Group ("Motorola ISG"), and Cabletron Systems, Inc. ("Cabletron"), and circuit management and digital transmission providers such as Visual Networks, Inc. ("Visual Networks"), Digital Link Corporation ("Digital Link"), Racal Datacom, Inc., AT&T Paradyne ("Paradyne") and Adtran, Inc. ("Adtran"), among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have announced products and intentions to enter the frame relay access or circuit management market.

     Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition, particularly in the frame relay market. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Intense Competition."

     Sync believes that the principal competitive factors in its market are expertise and familiarity with SNA networks and protocols, expertise and knowledge with high capacity mission critical network issues and solutions, product performance, features, functionality and reliability, price, overall cost of ownership, timeliness of new product introductions, adoption of emerging industry standards, service, support, size and installed base. The Company believes that it generally is competitive with respect to most of these factors. However, there can be no assurance that the Company will be able to compete successfully in the future.

PROPRIETARY RIGHTS

     The Company's future success depends, in part, upon its proprietary technology. The Company does not hold any patents and currently relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, operating results and financial condition could be materially and adversely affected. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms. Should litigation with respect to any such claims commence, such litigation could be extremely expensive and time consuming and could have a material adverse effect on the

Company's business, operating results and financial condition, regardless of the outcome of such litigation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on Proprietary Technology."

EMPLOYEES

     As of December 31, 1998, the Company employed 143 persons, including 44 in engineering, 38 in sales and marketing, 46 in operations and 15 in finance and administration. During 1997 and 1998, the Company initiated cost reductions programs that included a reduction in workforce. There can be no assurance that the Company will be successful in retaining its key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" and "Risk Factors-Dependence on Key Personnel."

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information with respect to the executive officers of the Company as of March 15, 1999:

   NAME                                 AGE                            POSITION
   ----                                 ---      ----------------------------------------------------
   Richard W. Martin ...............     61      President and Chief Executive Officer

   William K. Guerry ...............     33      Vice President of Finance and Administration,
                                                 Vice President of Manufacturing, Secretary and Chief
                                                 Financial Officer

   James D. McNally ................     57      Senior Vice President of Worldwide Sales and Vice
                                                 President of Customer Service

   Richard N. Thunen ...............     52      Vice President of Engineering

     MR. MARTIN has served as the Company's President and Chief Executive Officer since June 1998. From May 1988 to May 1998 he served as President, Chief Executive Officer and Director of StereoGraphics Corporation, a manufacturer of electronic stereoscopic viewing equipment for computer graphics and video. Mr. Martin brings extensive electronics top management experience built over a thirty year period that includes companies ranging from $6 to $250 million in revenues. Mr. Martin received his B.S.E.E. in Electronics from Stanford University.

     MR. GUERRY has served as the Company's Vice President of Finance and Administration, Secretary and Chief Financial Officer since June 1997. In March 1999, Mr. Guerry assumed the role of Vice President of Manufacturing in addition to his other duties. From January 1987 to June 1997, Mr. Guerry held various positions, including Audit Senior Manager, with Ernst & Young LLP. Mr. Guerry received his B.S. in Accounting from California State Polytechnic University, Pomona. Mr. Guerry is a Certified Public Accountant in the State of California and is a member of the California Society of Certified Public Accountants.

     MR. MCNALLY has served as the Company's Senior Vice President of Worldwide Sales since January 1998. Prior to such time, he was Senior Vice President of Channel Sales from June 1993 to October 1997 and Vice President of Business Development from November 1988 to June 1993. Mr. McNally received his B.S. in Electrical Engineering from California State University, Long Beach.

     MR. THUNEN has served as the Company's Vice President of Engineering since October 1998. Prior to such time, he served in various technical sales and marketing roles for the Company from January 1992. Prior to joining Sync, Mr. Thunen serviced as Vice President of Product Planning at Rabbit Software and Vice President Strategic Planning at Eagle Computer. Mr. Thunen received his B.S. in Electrical Engineering and Computer Science and PhD in Business Administration from University of California at

Berkeley.

ITEM 2.   PROPERTIES

     The Company leases approximately 50,000 square feet of space for the Company's headquarters facility in Irvine, California. The current lease on the Irvine facility expires in November 2003. In addition, the Company's Tylink operation leases an industrial building in Norton, Massachusetts. This building lease expires in April 1999. An extension of the Norton lease is currently being negotiated. The Company also has sales and support offices in 12 other states.

ITEM 3.   LEGAL PROCEEDINGS

     On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purports to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserts claims for violation of the Securities Exchange Act of 1934. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.

     On February 16, 1999, the U.S. District Court issued an order granting Sync's motion to dismiss the first amended complaint. The plaintiffs have subsequently filed a second amended complaint.

     There are no other material legal proceedings to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1998.

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

                                        HIGH           LOW
                                        ----           ---
   1998
     Q1.........................          $3.88          $2.34
     Q2.........................          $4.06          $2.09
     Q3.........................          $3.88          $1.38
     Q4.........................          $1.56          $ .72
   1997
     Q1.........................         $15.75          $3.03
     Q2.........................          $5.06          $2.25
     Q3.........................          $5.81          $3.00
     Q4.........................          $4.75          $3.00

     The Company had approximately 274 stockholders of record and 3,900 beneficial shareholders as of March 15, 1999.

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

     USE OF PROCEEDS

     In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancBoston Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dain Rauscher Wessels (formerly Wessels, Arnold & Henderson). From November 9, 1995 to December 31, 1998, the Company incurred the following expenses in connection with the offering:

   Underwriting discounts and commissions .....................    $3,619,000
   Other expenses .............................................       912,471
                                                                   ----------
        Total Expenses ........................................    $4,531,471
                                                                   ----------
                                                                   ----------

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to December 31, 1998, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

     Construction of plant, building and facilities ........    $   853,660
     Purchase and installment of machinery and equipment ...      3,991,957
     Acquisition of other business(es) .....................      5,338,000
     Working capital .......................................     (2,453,918)
     Operating losses ......................................     38,144,292
                                                                -----------
          Total ............................................    $45,873,991(1)
                                                                -----------
                                                                -----------

-------------------

(1) Excludes operating losses, capital expenditures and working capital changes of Tylink Corporation ("Tylink") prior to the Company's acquisition of Tylink in August 1996.

     In addition, the Company used aggregate proceeds of $716,338 to make payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


     The following selected financial data has been derived from, and are qualified by reference to, the audited financial statements of the Company and reflect the Merger with TyLink in August 1996, which was accounted for using the pooling-of-interests method. The data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                         1998        1997        1996        1995        1994
                                                                       --------    --------    --------    --------    --------
                                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues .......................................................   $ 24,702    $ 23,256    $ 36,346    $ 34,933    $ 23,315
Cost of sales ......................................................     15,850      14,724      19,995      17,584       9,536
                                                                       --------    --------    --------    --------    --------
Gross profit .......................................................      8,852       8,532      16,351      17,349      13,779
Operating expenses:
  Research and development .........................................      7,420       7,195       7,687       5,636       4,543
  Selling and marketing ............................................     11,851      14,318      14,484      11,248       8,087
  General and administrative .......................................      3,048       3,741       5,795       2,871       2,339
  Non-recurring charges ............................................      2,852       1,241          --          --          --
                                                                       --------    --------    --------    --------    --------
  Total operating expenses .........................................     25,171      26,495      27,966      19,755      14,969
                                                                       --------    --------    --------    --------    --------
Operating loss .....................................................    (16,319)    (17,963)    (11,615)     (2,406)     (1,190)
Interest income, net ...............................................        875       1,455       2,184         461          74
                                                                       --------    --------    --------    --------    --------
Loss before income taxes ...........................................    (15,444)    (16,508)     (9,431)     (1,945)     (1,116)
Provision for income taxes .........................................          2        --             2          45         215
                                                                       --------    --------    --------    --------    --------
Net loss ...........................................................   $(15,446)   $(16,508)   $ (9,433)   $ (1,990)   $ (1,331)
                                                                       --------    --------    --------    --------    --------
                                                                       --------    --------    --------    --------    --------
Basic and diluted net loss per share ...............................   $  (0.89)   $  (0.96)   $  (0.61)   $  (0.46)   $  (0.46)
                                                                       --------    --------    --------    --------    --------
                                                                       --------    --------    --------    --------    --------
Shares used in computing net loss per share (1) ....................     17,396      17,171      16,289       6,819       4,275
                                                                       --------    --------    --------    --------    --------
                                                                       --------    --------    --------    --------    --------
                                                                                       YEARS ENDED DECEMBER 31,
                                                                       --------------------------------------------------------
                                                                         1998        1997        1996        1995        1994
                                                                       --------    --------    --------    --------    --------
BALANCE SHEET DATA:                                                                         (IN THOUSANDS)
Cash and cash equivalents ..........................................   $ 14,135    $ 21,734    $ 35,874    $ 50,633    $  8,512
Working capital ....................................................     14,337      28,718      44,336      58,260      13,062
Total assets .......................................................     26,791      38,495      55,692      66,672      18,011
Capitalized lease obligations, less current maturities .............         60         111         146         398          64
Mandatorily redeemable preferred stock .............................       --          --          --         5,591       4,428
Total stockholders' equity .........................................     17,571      32,818      48,803      54,862      16,761

Certain prior year amounts have been reclassified to conform with the current year presentation.

-------------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company shipped its first commercial WAN product in 1989. In 1991, Sync released its first Conversion Node and frame relay access products. Sync follows a leveraged sales strategy for its FRAD and circuit management products, utilizing resellers, distributors, OEM partners and carriers as delivery channels for its products. Current partners include PacBell, Sprint, MCI, Intermedia Communications, Electronic Data Systems, Diebold and Wang Global. The Company believes that partnerships are well suited to serve the needs of middle and upper market customers. The Company has also sold its products through OEM relationships with IBM and 3Com among others. The agreement between IBM and Sync expired in March 1999 and is not expected to be renewed. 3Com has discontinued its support for Sync's products and accordingly, the Company believes that revenue derived from sales to IBM and 3Com will decline and remain low.

     On August 23, 1996, Sync acquired TyLink Corporation, pursuant to a merger of a wholly-owned subsidiary of the Company with and into TyLink (the "Merger"). In the Merger, the Company exchanged 2,148,168 shares of its common stock for all of the outstanding shares of TyLink common and Series A preferred stock and reserved 423,155 shares of Sync common stock for issuance upon exercise of TyLink options, which were assumed by the Company. In addition, Sync acquired all of the issued and outstanding Tylink Series B preferred stock for $4 million in cash and 208,677 shares of Sync common stock. The Merger has been accounted for as a pooling of interests. Accordingly, the accompanying financial statements reflect the combination of Sync and TyLink for all periods presented.

     In December 1998 and during 1997, the Company implemented various expense reduction programs with the goal of enabling the Company to achieve profitability at lower revenue levels. However, there can be no assurance that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all. Also, there can be no assurance that Sync's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market.

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

HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

     The Company has experienced operating losses since inception, including in recent years, operating losses of $16.3 million in 1998, $18.0 million in 1997 and $11.6 million in 1996. As of December 31, 1998, the Company had an accumulated deficit of approximately $54.4 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, and may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by Sync's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; impact of Year 2000 compliance problems on the networking industry and the Company's customers, disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers continue to account for a majority of the Company's net revenues, gross profit as a percentage of net revenues may decline.

     The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months or over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. Further, due to the Company's focus on its channel partner marketing strategy, the Company's revenues in any period are highly dependent upon the sales efforts and success of Sync's channel partners and other resellers, which are not within the control of the Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that Sync's channel partners and other resellers will continue to offer the Company's products. A significant portion of the Company's expenses are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

DEPENDENCE ON THE IBM CUSTOMER BASE

     The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products or other suppliers' products. Since 1995, IBM has sold Sync's FrameNode-Registered Trademark- product family under the name IBM Nways 2218. The agreement between IBM and Sync expired in March 1999 and is not expected to be renewed. Sales to IBM respectively accounted for 14.1%, 16.5% and 4.9% of the Company's net revenues in 1998, 1997 and 1996, respectively, and are expected to decline in 1999. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

     During 1998, sales of frame relay access products, which enable SNA and client/server internet-working over frame relay, represented approximately 49% of the Company's net revenues. The market for SNA-over-frame relay products is relatively new and still evolving. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

     The Company's channel partners and other resellers account, and are expected to continue to account, for a majority of the Company's net revenues, including virtually all of its sales outside of the United States. Sales through channel partners and other resellers accounted for 62.5%, 67.0%, and 85.7% of net revenues of the Company in 1998, 1997 and 1996, respectively. Current partners include PacBell, Sprint, MCI, Intermedia Communications, Electronic Data Systems, Diebold and Wang Global. The Company believes that partnerships are well-suited to serve the needs of middle and upper market customers. The Company has also sold its products through OEM relationships with IBM and 3Com among others. The agreement between IBM and Sync expired in March 1999 and is not expected to be renewed. Sales to IBM accounted for 14.1%, 16.5% and 4.9% of the Company's net revenues in 1998, 1997 and 1996, respectively. Sales to 3Com accounted for 2.6%, 6.5% and 19.2% of the Company's net revenues in 1998, 1997 and 1996, respectively. 3Com has discontinued its support for Sync's products and accordingly, the Company believes that revenue derived from sales to 3Com and IBM will decline and remain low.

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

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCTS

     The market for the Company's products is characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The development of new, technologically advanced products is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends. There can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards or product announcements by competitors. In addition, the Company has on occasion experienced delays in the introduction of product enhancements and new products. There can be no assurance that in the future the Company will be able to introduce product enhancements or new products on a timely basis. Further, from time to time, the Company may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements of product enhancements or new product offerings will not cause customers to defer purchasing existing Company products or cause resellers to return products to the Company. Failure to introduce new products or product enhancements effectively and on a timely basis, customer delays in purchasing products in anticipation of new product introductions and any inability of the Company to respond effectively to technological changes, emerging industry standards or product announcements by competitors could have a material adverse effect on the Company's business, operating results and financia condition.

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

INTENSE COMPETITION

     The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Nortel; FRAD providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company wil be able to compete successfully in the future.

DEPENDENCE ON CONTRACT MANUFACTURERS

     The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company entered into arrangements with contract manufacturers to outsource substantial portions of its procurement, assembly and system integration operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in Sync's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

     Sales to customers outside of the United States accounted for approximately 6.9%, 19.1% and 12.7% of the Company's net revenues in 1998, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S-based channel partners market the Company's products abroad. The Company expects that international sales may represent an important percentage of net revenues in future periods. The near-term outlook on the Company's sales to the Pacific Rim, which represented approximately 3.7% of the Company's net revenues in 1998 and approximately 14.2% of the Company's net revenues in 1997, remains uncertain.

     Historically, the Company's international sales have been conducted primarily through independent country-specific distributors. The Company intends to continue to market its products in foreign countries in the future through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies, as has occurred recently in several Asian markets, could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During 1998, the Company implemented significant expense reductions, including reductions in force, with the goal of enabling the Company to achieve profitability at lower revenues. During 1998, the Company also experienced significant turnover in the composition of its executive officers. Two of the current four executive officers, including the President and Chief Executive Officer, have been officers of the Company for less than a year. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

NASDAQ STOCK LISTING

     The Company's common stock is listed and traded on the Nasdaq National Market. On January 4, 1999, the Company received a letter from Nasdaq notifying the Company that it has failed to maintain a closing bid price of greater than $1.00 in accordance with the Nasdaq listing requirements. In accordance with the notification, the Company has 90 days from the date of the letter to cure such deficiency by having a minimum closing bid price of its common stock equal to or greater than $1.00 per share for ten consecutive trading days. As of March 15, 1999, the Company has not been able to cure this deficiency. The Company's management is currently considering alternative strategies for meeting the minimum listing requirements including, repurchasing additional shares of stock under its stock repurchase program, restructuring the capital structure of the Company or raising additional capital. There can be no assurance that the Company will be successful in meeting the minimum bid listing requirements or that in the future it will not meet this or other listing requirements. Any such inability could have a material adverse effect the liquidity of the Company's common stock and on the Company's business, operating results and financial condition.

ANTI-TAKEOVER PROVISIONS

The company is subject to the provisions of section 203 of the Delaware General Corporation law, an anti-takeover law. In addition, certain provisions of the Company's charter documents, including provisions eliminating cumulative voting, eliminating the ability of stockholders to call meetings or to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's common stock. Certain of the Company's stock option and purchase plans and agreements provide for assumption of such plans, or, alternatively, immediate vesting upon a change of control or similar event. In addition, the Company has entered into severance agreements with its officers, pursuant to which they are entitled to defined severance payments if they are actually or constructively terminated within specified time periods following a change of control of the Company. The Board of Directors has authority to issue up to 2,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and as a result, the issuance of such preferred stock could have a material adverse effect on the market value of the common stock. The Company has no prsent plan to issue shares of preferred stock.

RESULTS OF OPERATIONS

     COMPARISON OF 1998 AND 1997 RESULTS

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

     Net revenues in 1998 were $24.7 million, an increase from net revenues of $23.3 million in 1997. Net revenues by product group for the years ended December 31, 1998 and 1997 were as follows ($ in thousands):

                                             1998         %        1997         %
                                           --------    ------    --------    ------
   Frame relay access products ........    $12,145      49.2%    $10,011      43.0%
   Circuit management products ........      5,344      21.6       4,847      20.8
   Transmission products ..............      2,041       8.3       4,394      18.9
   Other ..............................      5,172      20.9       4,004      17.3
                                           -------      -----    -------      -----
                                           $24,702     100.0%    $23,256     100.0%
                                           -------     ------    -------     ------
                                           -------     ------    -------     ------

     The increase in revenues of frame relay access and circuit management products and other, consisting primarily of service, was due to several large orders placed and fulfilled during 1998. The reduction in transmission products reflects a reduction in sales of transmission products to the Pacific Rim caused by the continued currency and financial instability in the region.

     The percentage of net revenues represented by sales through channel partners and other resellers declined to 62.5% in 1998 from 67.0% in 1997. Sales to IBM accounted for 14.1% and 16.5% of the Company's net revenues in 1998 and 1997. The agreement between IBM and Sync expired in March 1999 and is not expected to be renewed. Sales to IBM are expected to decline in 1999. The Company expects that average selling prices will continue to decline and that sales through channel partners and other resellers will continue to account for a majority of net revenues; however, the mix of sales among channel partners and other resellers may change from period to period.

     International sales accounted for 6.9% of net revenues in 1998, as compared to 19.1% of net revenues in 1997. The Company expects that international sales will continue to represent an important percentage of net revenues in future periods. While Asian sales remained weak in 1998 due to economic conditions in that region, European sales continued to grow slowly. The near-term outlook on the Company's sales to the Pacific Rim, which represented 3.7% and 14.2% of the Company's 1998 and 1997 net revenues, respectively, remains uncertain.

     GROSS PROFIT. Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to employees in the Company's manufacturing and service organizations.

     Gross profit increased slightly to $8.9 million for 1998 compared to $8.5 million in 1997. Gross profit as a percentage of net revenues decreased to 35.8% for the year ended December 31, 1998 from 36.7% for the year ended December 31, 1997, due primarily to increased discounts to IBM in 1998, as well as a decrease in average selling prices.

     OPERATING EXPENSES. Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services, costs of materials utilized in the development of hardware products, including product prototypes, and the depreciation and amortization of equipment and tools utilized in the research and development process. Research and development expenses increased slightly to $7.4 million for the year ended December 31, 1998, from $7.2 million for the year ended December 31, 1997.

     Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $11.9 million for the year ended December 31, 1998 from $14.3 million for the year ended December 31, 1997. The decreased expenses resulted primarily from sales and marketing consultant and headcount reductions.

     General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenses decreased to $3.0 million for the year ended December 31, 1998, as compared to $3.7 million for the year ended December 31, 1997. The decrease in general and administrative expenses was primarily due to the Company's expense reduction programs.

     In the first and fourth quarters of fiscal 1997, the Company implemented various expense reduction programs to improve its results of operations. In connection with these programs, the Company recorded a non-recurring charge of $1.2 million, consisting of severance and related headcount reduction costs and lease termination costs related to redundant sales office facilities.

     During the fourth quarter of fiscal 1998, the Company implemented additional expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges and write-offs of assets no longer in use due to the reduction efforts. The non-recurring charges taken in 1998 and 1997 were as follows (in thousands):

                                             ACCRUAL                              ACCRUAL
     DESCRIPTION                         AT 12/31/97    CHARGE    ACTIVITY    AT 12/31/98
     -----------                         -----------    ------    --------    -----------
     Severance and related expenses ...      $354       $1,210    $  (710)       $  854
     Idle and excess facility charges
        and write-off of assets........         9        1,547       (446)        1,110
     Other non-recurring charges ......         9           95        (92)           12
                                             ----       ------    -------        ------
     Total ............................      $372       $2,852    $(1,248)       $1,976
                                             ----       ------    -------        ------
                                             ----       ------    -------        ------

     In 1998, the Company completed its 1997 expense reduction program activities. The Company expects all 1998 expense reduction program activities will be substantially completed during fiscal 1999. The Company will continue to evaluate and may adjust its organization and cost structure.

     The Company recorded deferred compensation of $644,000 during 1995 for the difference between the option exercise price or restricted stock price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. The deferred compensation is being amortized to operating expense and cost of sales over the related 48 month vesting period of the shares and will, therefore, continue to have an adverse effect on the Company's results of operations. Included in operating expenses and cost of sales for the year ended December 31, 1998 were $27,000 of such expenses, as compared to $79,000 for the year ended December 31, 1997.

     Net interest income was $0.9 million for the year ended December 31, 1998, as compared to $1.5 million in the year ended December 31, 1997. The decrease in interest income was primarily due to the Company's lower cash balances resulting from the use of cash to fund the Company's operating activities.

     INCOME TAXES. The provision for income tax in 1998 represented minimum state taxes. There were no provisions for income taxes in 1997.

     COMPARISON OF 1997 AND 1996 RESULTS

     NET REVENUES. Net revenues in 1997 were $23.3 million, a decrease from the net revenues of $36.3 million in 1996. The lower net revenues in 1997 reflected decreased sales volumes in all of the Company's major product lines and lower average selling prices partially offset by an increase in service revenues. Net revenues by product group for the years ended December 31, 1997 and 1996 were as follows ($ in thousands):

                                             1997         %        1996         %
                                           --------    ------    --------    ------
   Frame relay access products .........   $10,011      43.0%    $14,214      39.1%
   Circuit management products .........     4,847      20.8       7,036      19.4
   Transmission products ...............     4,394      18.9       6,348      17.5
   Other ...............................     4,004      17.3       8,748      24.0
                                           -------     ------    -------     ------
                                           $23,256     100.0%    $36,346     100.0%
                                           -------     ------    -------     ------
                                           -------     ------    -------     ------

     The shift in revenues to frame relay access and circuit management products from other products was consistent with the Company's expected change in product mix from its older product offerings.

     The decrease in net revenues from sales of frame relay access products during 1997 as compared to 1996 was, in part, due to the loss of Racal and NET as channel partners. Racal and NET, which aggregated to more than 10% of the Company's 1996 revenues, decreased to less than 1% of 1997 revenues, as they developed competing products and ceased purchasing frame relay products from the Company. Also contributing to this change was a reduction in sales to 3Com, primarily older legacy products, which represented $1.0 and $5.0 million of the Company's frame relay access product revenues in 1997 and 1996, respectively.

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

     International sales accounted for 19.1% of net revenues in 1997, as compared to 12.7% of net revenues in 1996. Sales to the Pacific Rim represented 14.2% of the Company's 1997 net revenues.

     GROSS PROFIT. Gross profit decreased to $8.5 million for 1997 from $16.4 million in 1996 due primarily to lower sales volumes. Gross profit as a percentage of net revenues decreased to 36.7% for the year ended December 31, 1997 from 45.0% for the year ended December 31, 1996, due primarily to lower sales volumes which resulted in lower absorption of manufacturing costs, a significant portion of which are primarily fixed in nature, increased expenditures to support service activities, increased sales to IBM at higher discounts than encountered in other channels and lower average selling prices.

     OPERATING EXPENSES. Research and development expenses decreased to $7.2 million for the year ended December 31, 1997, from $7.7 million for the year ended December 31, 1996. The decreased expenses in 1997 were primarily due to the Company's cost reduction programs implemented in March 1997 and September 1997.

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

     Included in operating expenses and cost of sales for the year ended December 31, 1997 were $79,000 of deferred compensation expenses, as compared to $265,000 for the year ended December 31, 1996.

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

YEAR 2000 COMPLIANCE

     Many currently installed computer and telecommunications systems and software products were not designed to consider the impact of moving into the 21st century. As a result, errors or system failures could result if these systems and applications are not corrected or replaced prior to the year 2000. The Company continues to evaluate the impact of the "Year 2000" issue upon its products, support systems and overall business.

     The Company has defined Year 2000 compliance using the British Standards Institute (BSI) definition. The BSI DISC PD2000-1 definition appropriately provides that Year 2000 compliance shall mean that neither product performance nor functionality is affected by dates prior to, during and after the year 2000. The Company has either internally or in collaboration with certain of its suppliers and customers evaluated, tested and verified the Year 2000 compliance of all of its current product offerings. The Company believes that several of its discontinued conversion and frame relay products are not Year 2000 compliant and the Company currently does not plan to update these products. However, the Company offers upgrade programs to its customers of most of these non-compliant discontinued products. Certain of the Company's products rely on date information from other devices resident in the networks in which they operate. Thus, any Year 2000 problems within these third party networking products could cause the Company's products not to work accurately or cause disruption in their operation.

     The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company has evaluated all of its business critical systems internal information and non-information systems and most of its non-critical systems through inquiries with the manufacturers of such systems and testing or the completion of other verification procedures. Substantially all of the Company's critical systems have been verified to meet the Company's Year 2000 requirements and the Company's non-critical systems are expected to be made fully compliant by December 31, 1999.The Company believes that several manufacturers of the Company's systems have already updated their products to comply with the Year 2000 issue or will make updates available by mid-1999, or relatively low cost alternative solutions may be available. However, there can be no assurance that any such updates will be completed on a timely basis, if at all, or at a reasonable cost, or that such updates will work as anticipated in the year 2000.

     The Company relies on third party suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company is currently in the process of making inquiries of all of its significant vendors and service providers upon which it relies. Such evaluation is expected to be completed by June 30, 1999 and the Company intends to establish contingency plans to provide for alternative sources as necessary.

     The Company has not incurred substantial costs to date to address the Year 2000 issue and is unable to estimate the additional cost, if any, that may arise from actions taken by the Company, if any, to address the Year 2000 issue or from the interaction of the Company's products with other companies' networking devices and systems. In addition, the Company is unable to assess the potential risks and exposures associated with changes in generally accepted definitions of Year 2000 compliance that may impact the compliance of its products. Any failure by the Company to make its products Year 2000 compliant could result in a decrease in sales of the Company's products, diversion of development resources, damage to the Company's reputation, increased service and warranty costs and/or possible claims against the Company by customers as a result of Year 2000 problems caused by the Company's products, any of which could have a material adverse effect on the Company, its business, operating results and financial condition.

     Many of the Company's customers and prospective customers are expected to devote a substantial portion of their information systems budgets to the Year 2000 problem over the next several years, and, as a result, spending may be diverted from wide area networking solutions. In addition, the Company's customers, which consists primarily of large enterprises operating business critical applications over the wide area networks that are supported by the Company's products, may be less willing to purchase wide area networking products or otherwise implement new network solutions during the second half of 1999 in anticipation of the Year 2000. The Company relies on a large variety of business enterprises such as customers, suppliers, creditors, financial organizations, and domestic and international governmental entities, for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company. Due to the Company's focus on the wide area networking market, which is vulnerable to technological issues involving the Year 2000, substantially all of the Company's revenues may be at risk. Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, the Year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company's principal sources of liquidity consisted of $14.1 million of cash and cash equivalents. In March 1999, the Company received a commitment for a new $3 million secured bank line of credit which is expected to expire in April 2000. There were no borrowings outstanding as of December 31, 1998.

     During 1998, cash used in operating activities was $6.5 million, compared to $12.4 million for fiscal 1997. Use of cash during 1998 resulted primarily from the Company's net loss of $15.4 million partially offset by a net decrease in operating assets and liabilities of $6.5 million. These changes reflected the higher operating loss, higher levels of payables and decreased levels of receivables and inventory. Capital expenditures during fiscal 1998 were $1.2 million, compared to $1.3 million for 1997. At December 31, 1998, the Company had no material commitments for capital expenditures.

     As of December 31, 1998, the Company's net working capital was $14.3 million, of which $14.1 million was invested in cash and cash equivalents, $2.4 million was invested in accounts receivable, and $6.1 million was invested in inventory. In December 1998, the Company initiated an expense reduction program. The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH FOREIGN EXCHANGE

     In 1998, approximately 6.9% of the Company's net revenues were derived from sales to international customers, primarily in the Pacific Rim and Europe. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's product sales are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

     The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than six months.

     At December 31, 1998, investments were as folows ($s in millions):

                                                                                     AVERAGE
                                                                      AVERAGE        INTEREST      FAIR
                                                       BALANCE        MATURITY         RATE        VALUE
                                                       -------        --------       --------      -----
Short-term debt instruments and money market funds      $14.1         2 months          5%         $14.1


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14(a) for an index to the financial statements and supplementary financial information that are attached hereto.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Sync Research, Inc.

     We have audited the accompanying consolidated balance sheets of Sync Research, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, mandatorily redeemable preferred stock and common stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sync Research, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Orange County, California
January 25, 1999

                             SYNC RESEARCH, INC.
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                                                DECEMBER 31,
                                                                            --------------------
                                                                             1998         1997
                                                                            -------     --------
Current assets:
  Cash and cash equivalents ............................................    $14,135     $ 21,734

  Accounts and other receivables, less allowance for doubtful accounts
    of $214 in 1998 and $393 in 1997 ...................................      2,443        4,657
  Inventories ..........................................................      6,111        7,371
  Prepaid expenses and other current assets ............................        808          522
                                                                            -------     --------
    Total current assets ...............................................     23,497       34,284
Furniture, fixtures and equipment, net .................................      3,247        4,167
Other assets ...........................................................         47           44
                                                                            -------     --------
Total assets ...........................................................    $26,791     $ 38,495
                                                                            -------     --------
                                                                            -------     --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................................    $ 3,138     $  2,172
  Accrued compensation and related costs ...............................        956          949
  Accrued severance and restructuring costs ............................      1,976          372
  Deferred revenue .....................................................      2,063        1,432
  Other accrued liabilities ............................................        975          591
  Current maturities of capitalized lease obligations ..................         52           50
                                                                            -------     --------
    Total current liabilities ..........................................      9,160        5,566
Capitalized lease obligations, less current maturities .................         60          111
Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred stock, $.001 par value:
    Authorized shares-2,000
    Issued and outstanding shares-none .................................         --           --
  Common stock, $.001 par value:
    Authorized shares-50,000
    Issued and outstanding shares 17,458 in 1998 and 17,288 in 1997 ....         17           17
  Additional paid-in capital ...........................................     71,958       71,786
  Deferred compensation ................................................         (7)         (34)
  Accumulated deficit ..................................................    (54,397)     (38,951)
                                                                            -------     --------
    Total stockholders' equity .........................................     17,571       32,818
                                                                            -------     --------
Total liabilities and stockholders' equity .............................    $26,791     $ 38,495
                                                                            -------     --------
                                                                            -------     --------

                           See accompanying notes.

                             SYNC RESEARCH, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEARS ENDED DECEMBER 31,
                                                 --------------------------------
                                                   1998        1997        1996
                                                 --------    --------    --------
Net revenues .................................   $ 24,702    $ 23,256    $ 36,346
Cost of sales ................................     15,850      14,724      19,995
                                                 --------    --------    --------
Gross profit .................................      8,852       8,532      16,351
Operating expenses:
  Research and development ...................      7,420       7,195       7,687
  Selling and marketing ......................     11,851      14,318      14,484
  General and administrative .................      3,048       3,741       5,795
  Non-recurring charges ......................      2,852       1,241          --
                                                 --------    --------    --------

    Total operating expenses .................     25,171      26,495      27,966
                                                 --------    --------    --------

Operating loss ...............................    (16,319)    (17,963)    (11,615)
Interest income, net .........................        875       1,455       2,184
                                                 --------    --------    --------
Loss before income taxes .....................    (15,444)    (16,508)     (9,431)
Provision for income taxes ...................          2          --           2
                                                 --------    --------    --------
Net loss .....................................   $(15,446)   $(16,508)   $ (9,433)
                                                 --------    --------    --------
                                                 --------    --------    --------

Basic and diluted net loss per share .........   $  (0.89)   $  (0.96)   $  (0.61)
                                                 --------    --------    --------
                                                 --------    --------    --------

Shares used in computing net loss per share ..     17,396      17,171      16,289
                                                 --------    --------    --------
                                                 --------    --------    --------

                           See accompanying notes.

                             SYNC RESEARCH, INC.
  CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON
                             STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                               MANDATORILY
                                                REDEEMABLE
                                                 SERIES B
                                             PREFERRED STOCK     COMMON STOCK                    ADDITIONAL
                                             ---------------     ------------       DEFERRED      PAID-IN    ACCUMULATED
                                             SHARES    AMOUNT   SHARES   AMOUNT   COMPENSATION     CAPITAL     DEFICIT      TOTAL
                                             ------   -------   ------   ------   ------------     -------     -------      -----
Balance at December 31, 1995 ...........      2,541   $ 5,591   15,833   $   16       $(421)      $68,504    $(13,237)     $ 54,862
Exercise of warrants and common stock
  options ..............................         --        --      892        1          --           686          --           687
Adjustment of 1995 cost of stock
  issuance .............................         --        --       --       --          --           (19)         --           (19)
Accretion of cumulative dividend and
  redemption value of mandatorily
  redeemable preferred stock ...........         --       486       --       --          --            --        (486)         (486)
Repurchase of mandatorily redeemable
  preferred stock ......................     (2,541)   (6,077)     209       --          --         2,077          --         2,077
Issuance of stock under employee
  stock purchase plan ..................         --        --       12       --          --           137          --           137
Amortization of deferred compensation ..         --        --       --       --         265            --          --           265
Effect of pooling of interests .........         --        --       --       --          --            --         713           713
Net loss ...............................         --        --       --       --          --            --      (9,433)       (9,433)
                                             ------    ------   ------   ------       -----       -------    --------      --------
Balance at December 31, 1996 ...........         --        --   16,946       17        (156)       71,385     (22,443)       48,803
Exercise of warrants and common stock
  options ..............................         --        --      338        1          --           187          --           188
Repurchase of restricted stock .........         --        --      (37)      --          --            (7)         --            (7)
Issuance of stock under employee
  stock purchase plan ..................         --        --       41       --          --           263          --           263
Amortization of deferred compensation ..         --        --       --       --          79            --          --            79
Cancellation of options granted to
  employees ............................         --        --       --       (1)         43           (42)         --            --
Net loss ...............................         --        --       --       --          --            --     (16,508)      (16,508)
                                             ------    ------   ------   ------       -----       -------    --------      --------
Balance at December 31, 1997 ...........         --        --   17,288       17         (34)       71,786     (38,951)       32,818
Exercise of warrants and common stock
  options ..............................         --        --      136       --          --            56          --            56
Repurchase of common stock .............         --        --      (20)      --          --           (17)         --           (17)
Issuance of stock under employee
  stock purchase plan ..................         --        --       54       --          --           133          --           133
Amortization of deferred compensation ..         --        --       --       --          27            --          --            27
Net loss ...............................         --        --       --       --          --            --     (15,446)      (15,446)
                                             ------    ------   ------   ------       -----       -------    --------      --------
Balance at December 31, 1998 ...........         --   $    --   17,458    $  17       $  (7)      $71,958    $(54,397)     $ 17,571
                                             ------    ------   ------   ------       -----       -------    --------      --------
                                             ------    ------   ------   ------       -----       -------    --------      --------

                           See accompanying notes.

                             SYNC RESEARCH, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                  1998        1997        1996
                                                                                --------    --------    --------
OPERATING ACTIVITIES
  Net loss ..................................................................   $(15,446)   $(16,508)   $ (9,433)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ...........................................      1,798       1,718         777
    Asset write-offs in connection with non-recurring charge.................        336          --          --
    Provision for losses on accounts receivable .............................        298         223         420
    Deferred compensation expense ...........................................         27          79         265
  Changes in operating assets and liabilities:
    Accounts and other receivables ..........................................      1,916       2,707         409
    Inventories .............................................................      1,260        (232)     (1,529)
    Prepaid expenses and other current assets ...............................       (286)        (43)        (66)
    Accounts payable ........................................................        966      (1,812)       (872)
    Accrued compensation and related costs ..................................          7         (25)        335
    Accrued severance and restructuring .....................................      1,604         372          --
    Deferred revenue ........................................................        631       1,006         412
    Other accrued liabilities ...............................................        384          73         103
    Other ...................................................................         (3)          3        (115)
                                                                                --------    --------    --------
  Net cash used in operating activities .....................................     (6,508)    (12,439)     (9,294)
INVESTING ACTIVITIES
    Purchases of furniture, fixtures and equipment ..........................     (1,214)     (1,315)     (3,107)
    Proceeds on loan to officer .............................................         --          --         315
                                                                                --------    --------    --------
  Net cash used in investing activities .....................................     (1,214)     (1,315)     (2,792)
FINANCING ACTIVITIES
    Net borrowings (payments) under credit agreements .......................         --        (802)        515
    Payments on capitalized lease obligations ...............................        (49)        (28)        (43)
    Repurchase of common stock ..............................................        (17)         (7)        (19)
    Proceeds from common stock options and warrants exercised ...............         56         188         687
    Proceeds from employee stock purchase plan ..............................        133         263         137
    Repurchase of mandatorily redeemable preferred stock ....................         --          --      (4,000)
                                                                                    --------    --------    --------
  Net cash provided by (used in) financing activities .......................        123        (386)     (2,723)
                                                                                --------    --------    --------
  Net decrease in cash and cash equivalents .................................     (7,599)    (14,140)    (14,809)
  Effect of pooling of interests ............................................         --          --          50
  Cash and cash equivalents at beginning of year ............................     21,734      35,874      50,633
                                                                                --------    --------    --------
  Cash and cash equivalents at end of year ..................................   $ 14,135    $ 21,734    $ 35,874
                                                                                --------    --------    --------
                                                                                --------    --------    --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest paid ...........................................................   $     41    $     30    $    105
                                                                                --------    --------    --------
                                                                                --------    --------    --------
    Income taxes paid .......................................................   $     15    $     11    $      2
                                                                                --------    --------    --------
                                                                                --------    --------    --------

                           See accompanying notes.

                             SYNC RESEARCH, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     COMPANY BACKGROUND

Sync Research, Inc. was incorporated in the State of California on September 8, 1981 and was reincorporated in Delaware on September 12, 1995. Sync Research, Inc.'s principal activity consists of the development, manufacture and global sale of network communication software and hardware products.

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

     INVENTORIES

     Inventories, consisting primarily of computer hardware and components, are stated at the lower of cost (first-in, first-out basis) or market as follows (in thousands):

                                                     DECEMBER 31,
                                                 ---------------------
                                                  1998           1997
                                                 ------         ------
          Raw materials ......................   $2,983         $3,636
          Work in process ....................      752            862
          Finished goods .....................    2,376          2,873
                                                 ------         ------
                                                 $6,111         $7,371
                                                 ------         ------
                                                 ------         ------

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

     In October 1997, the AICPA issued Statement of Position (SOP) No. 97-2, SOFTWARE REVENUE RECOGNITION, which changed the requirements for revenue recognition effective for transactions beginning January 1, 1998. The implementation of the SOP did not have a material impact on the Company's financial statements.

     CAPITALIZED SOFTWARE

     Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have historically not been significant. The Company also capitalizes costs related to the purchase or license of software developed by third parties which are used in certain of its products. Such costs are amortized over the applicable license period or estimated useful life of the product. As of December 31, 1998, $455,000 of purchased software has been capitalized as software in computers, software and equipment. There was no accumulated amortization as of December 31, 1998 as the related product was not released.

     FURNITURE, FIXTURES AND EQUIPMENT

     Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

     Equipment acquired under capitalized leases      Term of lease (ranging from 3 to 5 years)
     Furniture and fixtures                           5 to 7 years
     Computers, software and equipment                3 to 7 years
     Leasehold improvements                           Term of lease

     LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS No. 121), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

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

     NON-RECURRING CHARGES

     In the first and fourth quarters of fiscal 1997, the Company implemented various expense reduction programs to improve its results of operations. In connection with these programs, the Company recorded a non-recurring charge of $1.2 million, consisting of severance and related headcount reduction costs and lease termination costs related to redundant sales office facilities.

     During the fourth quarter of fiscal 1998, the Company implemented additional expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges and write-offs of assets no longer in use due to the reduction efforts. The non-recurring charges taken in 1998 and 1997 were as follows (in thousands):

                                                ACCRUAL                              ACCRUAL
     DESCRIPTION                            AT 12/31/97    CHARGE    ACTIVITY    AT 12/31/98
     -----------                            -----------    ------    --------    -----------
     Severance and related expenses .....          $354    $1,210    $  (710)         $  854
     Idle and excess facility charges
          and write-off of assets........             9     1,547       (446)          1,110
     Other non-recurring charges ........             9        95        (92)             12
                                                   ----    ------    -------          ------
     Total ..............................          $372    $2,852    $(1,248)         $1,976
                                                   ----    ------    -------          ------
                                                   ----    ------    -------          ------

     In 1998, the Company completed its 1997 expense reduction program activities. The Company expects all 1998 expense reduction program activities will be substantially completed during fiscal 1999. The Company will continue to evaluate and may adjust its organization and cost structure.

     STOCK BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations in accounting for its employee stock options.

     PER SHARE INFORMATION

     Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE, using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. The weighted average number of common shares outstanding for all periods also reflects the issuance of .157 shares of the Company's common stock for each share of TyLink Series A preferred stock and common stock. Net loss per share reflects the accretion of dividends and liquidation value related to TyLink mandatorily redeemable preferred stock. Such accretion aggregated $486,000 in 1996. The following table sets forth the computation of basic and diluted net loss per share (in thousands):

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                      ------------------------
NUMERATOR:                                                                          1998        1997        1996
                                                                                    ----        ----        ----
Net loss ......................................................................   $(15,446)   $(16,508)   $(9,433)
Accretion of cumulative dividend and redemption value of mandatorily
  redeemable preferred stock ..................................................         --          --       (486)
                                                                                  --------    --------    -------
Net loss used for basic and diluted loss per share-loss attributable to
  common stockholders .........................................................   $(15,446)   $(16,508)   $(9,919)
                                                                                  --------    --------    -------
                                                                                  --------    --------    -------

DENOMINATOR:
Denominator for basic and diluted loss per share-weighted average common
  shares outstanding ..........................................................     17,396      17,171     16,289
                                                                                  --------    --------    -------
                                                                                  --------    --------    -------

Basic and diluted net loss per share ..........................................   $  (0.89)   $  (0.96)   $ (0.61)
                                                                                  --------    --------    -------
                                                                                  --------    --------    -------

     NEW ACCOUNTING PRONOUNCEMENTS

     Effective for the year ended December 31, 1998, the Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (Statement No. 130), which establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statement information. The implementation of this standard did not have a material effect on the Company's consolidated financial statements.

     Effective for the year ended December 31, 1998, the Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement No. 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates in one business segment. Accordingly, the adoption of Statement No. 131 did not have a material effect on the Company's consolidated financial statements.

2. MERGER

     On August 23, 1996, Sync, SR Acquisition Corp, a wholly-owned subsidiary of Sync and TyLink Corporation entered into an Agreement and Plan of Reorganization (the Agreement). Pursuant to the Agreement all outstanding shares of TyLink's Series A redeemable preferred stock and common stock were exchanged for 2,148,168 shares of Sync common stock and Sync assumed options outstanding under a TyLink plan aggregating 423,155 shares of Sync common stock. In addition, Sync purchased all of the outstanding TyLink Series B mandatorily redeemable preferred stock for $4 million cash plus a sufficient number of shares of Sync common stock that together have aggregate value equal to the liquidation value of the TyLink Series B mandatorily redeemable preferred stock.

     The Merger has been accounted for under the pooling-of-interests method of accounting. Accordingly, the historical financial statements for periods prior to the consummation of the combination have been restated as though the companies had been combined.

3. FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
          Equipment under capital leases .............   $   275    $   275
          Furniture and fixtures .....................       848        795
          Computers, software and equipment ..........     7,462      6,326
          Leasehold improvements .....................     1,109      1,084
                                                         -------    -------
                                                           9,694      8,480
          Accumulated depreciation and amortization ..    (6,447)    (4,313)
                                                         -------    -------
                                                         $ 3,247    $ 4,167
                                                         -------    -------
                                                         -------    -------

4. CONCENTRATION OF BUSINESS AND CREDIT RISK

     The Company operates in a market which is subject to rapid technological advancement and competition. The introduction of technologically advanced products by competitors could have a substantial impact on the future operations of the Company.

     A substantial portion of the Company's sales are concentrated with a few communications, networking, and telecommunications companies and large enterprise end-user organizations. The Company is dependent upon certain suppliers of key components and contract manufacturers. Sales to two customers represented 18.5% and 14.1% of the Company's total sales in 1998. Sales to one customer represented 16.5% and 19% of total sales in 1997 and 1996, respectively

     Accounts receivable represent the Company's only significant financial instrument with potential credit risk. The Company makes periodic evaluations of the credit worthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material write-offs or collection problems. At December 31, 1998, 15 major customers represented 68.8% of total accounts receivable.

     Sales to foreign customers, primarily in Europe and the Pacific Rim, aggregated $1.7 million or 6.9% and $4.5 million or 19.1%, and $4.6 million or 12.7%, of net sales in 1998, 1997 and 1996, respectively.

5. INCOME TAXES

     A reconciliation of the provision for taxes based upon income at the federal statutory rate compared to the Company's effective tax rate follows (in thousands):

                                                                            DECEMBER 31,
                                                                  ------------------------------
                                                                    1998       1997       1996
                                                                  --------   --------   --------
          Statutory federal benefit for income taxes ..........   $(5,251)   $(5,613)   $(3,206)
          Incentive stock option compensation .................        --       (142)    (3,162)
          State tax, net of federal benefit ...................         2         --          2
          Tax effect of losses without current benefit ........     5,278      5,722      5,882
          Other, net ..........................................       (27)        33        486
                                                                  -------    -------    -------
                                                                  $     2    $    --    $     2
                                                                  -------    -------    -------
                                                                  -------    -------    -------

Significant components of the provision for income taxes are as follows (in thousands):

                                                                            DECEMBER 31,
                                                                  ------------------------------
                                                                    1998       1997       1996
                                                                  --------   --------   --------
          Current:
              Federal ..........................................     $--        $--        $--
              State ............................................       2         --          2
                                                                     ---        ---        ---
          Total current ........................................     $ 2        $--        $ 2
                                                                     ---        ---        ---
                                                                     ---        ---        ---

     The Company has approximately $50 million of federal net operating loss carryforwards, including acquired net operating losses of Tylink Corporation, at December 31, 1998, which will begin to expire in 2006. Approximately $11 million of this loss carryforward is attributable to deductions from the exercise of non-statutory stock options. A valuation allowance has been established for the entire deferred tax asset related to these net operating losses. When realized, the federal and state tax benefits related to the reversal of this valuation allowance will be applied to reduce income tax expense, except for the portion of the net operating losses that relates to the deductions for the exercise of non-qualified stock options which will be directly credited to additional paid-in capital.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                                                             DECEMBER 31,
                                                      ---------------------------
                                                        1998               1997
                                                      --------           --------
Deferred tax assets:
   Allowance for doubtful accounts.................   $     92           $    158
   Depreciation....................................        425                 72
   Warranty reserve................................        107                101
   Accrued commission..............................         80                102
   Accrued severance and restructuring
     costs.....................................            846                149
   Net operating loss carryforwards................     19,138             14,073
   Deferred revenue................................        884                605
   Inventory reserves..............................        490                474
   Accrued vacation................................        232                189
   Other...........................................        291                 38
                                                      --------           --------
Total deferred tax assets                               22,585             15,961
Deferred tax liabilities:
   Operating leases................................        (55)               (35)
   Other...........................................        (12)                 -
                                                      --------           --------
Total deferred tax liabilities.....................        (67)               (35)
                                                      --------           --------
Total net deferred tax assets......................     22,518             15,926
Valuation allowance for deferred tax assets........    (22,518)           (15,926)
                                                      --------           --------
Net deferred tax assets............................   $      -           $      -
                                                      --------           --------
                                                      --------           --------

     The Tax Reform Act of 1986 contains provisions which could substantially limit the availability of the net operating loss carryforwards if there is a greater than 50% change in ownership during a three year period. As a result of the initial public offering and the Merger with Tylink Corporation, the Company and TyLink experienced an ownership change of more than 50%, resulting in a limitation on the utilization of their net operating loss carryforwards. The limitation is based on the value of the companies on the date that the effective change in ownership occurred. Management cannot determine whether the limitation on the net operating losses will have a material adverse effect on the Company's ability to fully utilize its net operating loss carryforwards in the future. The ultimate realization of the loss carryforwards is dependent on the future profitability of the Company.

6. EMPLOYEE BENEFIT PLANS

     The Company sponsors a plan (the Plan) pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby substantially all eligible employees may contribute a percentage of their compensation, subject to a maximum allowed under the Code. The Company may contribute to the Plan, as determined by the Board of Directors. For the years ended December 31, 1998, 1997 and 1996, matching contributions made and expensed by the Company aggregated $149,000, $164,000 and $57,000, respectively.

     The Company has various stock option plans that provide for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/48th of the shares at the end of each month and expire not later than 10 years from the date of grant. The number of shares reserved and available for grant under these plans aggregated 7,741,003 and 2,191,854 shares, respectively, at December 31, 1998.

     The Company has elected to follow APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires pro forma information regarding net income (loss) and net earnings (loss) per share using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of options granted after the initial public offering have been estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions:

                                                      1998       1997       1996
                                                    -------    -------    -------
     Risk free interest rate ...................       6.0%       6.0%       6.5%
     Stock volatility factor ...................       1.14       1.30       1.00
     Weighted average expected option life .....    6 years    6 years    6 years
     Expected dividend yield ...................         0%         0%         0%

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's compensation expense used in determining the pro forma information may not be indicative of such expense in future periods as the amounts are only based upon the grants subsequent to 1994. Pro forma information is as follows (in thousands, except for per share information):

                                            1998          1997          1996
                                          --------      --------      --------
     Pro forma net loss .............     $(20,391)     $(21,505)     $(16,814)
     Pro forma net loss per share ...     $  (1.17)     $  (1.25)     $  (1.03)

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                            1998                             1997                             1996
                               -------------------------------   -------------------------------   -------------------------------
                                              WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                 OPTIONS       EXERCISE PRICE      OPTIONS      EXERCISE PRICE       OPTIONS      EXERCISE PRICE
                                 -------       --------------      -------      --------------       -------      --------------
Outstanding--beginning of
  year .....................    4,217,251           $3.52         3,359,042         $10.68         2,663,327         $ 1.61
Granted ....................    3,179,075            1.73         4,438,484           5.47         1,918,273          17.41
Exercised ..................     (135,910)           0.40          (338,402)          0.34          (892,207)          0.77
Forfeited ..................   (3,885,074)           3.62        (3,241,873)         13.65          (330,351)          6.25
                               ----------                        ----------                        ---------
Outstanding--end of year....    3,375,342           $1.81         4,217,251         $ 3.52         3,359,042         $10.68
                               ----------           -----        ----------         ------         ---------         ------
                               ----------           -----        ----------         ------         ---------         ------
Exercisable at end of
  year .....................    1,458,358           $1.81           870,292         $ 2.23           621,904         $ 1.61
                               ----------           -----        ----------         ------         ---------         ------
                               ----------           -----        ----------         ------         ---------         ------
Weighted-average fair
  value of options granted
  during the year ..........                        $1.10                           $ 3.82                           $13.61
                                                    -----                           ------                           ------
                                                    -----                           ------                           ------

     In April 1997 substantially all of the Company's outstanding options were canceled and repriced with new options having an exercise price of $3.94 per share, the fair market value as of the date of the repricing. The vesting of the repriced options was suspended for a period of six months from the date of the repricing. A total of 2,056,460 shares were repriced.

     In October 1998, a majority of the Company's outstanding options were canceled and repriced with new options having an exercise price of $1.13 per share, the fair market value as of the date of the repricing.

The exerciseability of the repriced options was suspended for a period of six months from the date of the repricing. A total of 2,090,575 shares were repriced.

     The weighted average remaining contractual life of options as of December 31, 1998 were as follows:

                                                OUTSTANDING                                   EXERCISABLE
                             -------------------------------------------------     --------------------------------
                                                 WEIGHTED AVERAGE     WEIGHTED
                                 NUMBER OF           REMAINING         AVERAGE
                                  SHARES        CONTRACTUAL  LIFE     EXERCISE        SHARES       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING           (years)           PRICE      EXERCISABLE      EXERCISE PRICE
------------------------     --------------     -----------------     --------     -----------     ----------------
$0.04 to $0.20 ............       437,723             6.84              $ 0.16        408,840            $ 0.16
$0.33 to $1.00 ............        47,877             8.89                0.43         40,194              0.44
$1.13 to $4.88 ............     2,850,742             8.86                1.86        981,637              2.12
Greater than $5.00 ........        39,000             7.27               18.10         27,687             18.09

     The Company has recorded deferred compensation expense of $644,000 for the difference between the option exercise price or restricted stock purchase price and the deemed fair value of the Company's common stock for options granted and restricted stock sold in 1995. This amount is being amortized over the vesting period of the individual options, generally four years. Deferred compensation expense recognized in 1998, 1997 and 1996 totaled $27,000, $79,000 and $265,000, respectively.

     In August 1995, the Company's Board of Directors approved the Company's 1995 Employee Stock Purchase Plan (the Purchase Plan), under which 200,000 shares of Common Stock has been reserved for issuance. Under the Purchase Plan, the Company's employees meeting certain eligibility requirements, may elect on a semiannual basis to purchase Common Stock through payroll deductions, which may not exceed 5% of each employee's compensation (subject to certain limitations). The stock price will be equal to the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each semiannual offering period. During 1998 and 1997, approximately 54,000 and 41,000 common shares, respectively, were purchased under the Purchase Plan.

7. COMMITMENTS AND CONTINGENCIES

     On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 16, 1999, the U.S. District Court issued an order granting Sync's motion to dismiss the first amended complaint. The plaintiffs have subsequently filed a second amended complaint. There are no other material legal proceedings to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1998.

     The Company leases its office facilities and certain equipment under noncancelable operating leases expiring through 2003. The Company also has various leased equipment under capital leases that are included in furniture, fixtures and equipment in the accompanying balance sheets. The accumulated depreciation and amortization of these leased assets was $192,000 and $121,000 at December 31, 1998 and 1997, respectively. Depreciation and amortization of leased equipment under capital leases are included in depreciation expense.

     Future minimum annual rentals under lease arrangements at December 31, 1998 are as follows (in thousands):

                                                                CAPITAL       OPERATING
                                                                LEASES           LEASES
                                                                -------       ---------
     1999 ...............................................         $ 62          $  487
     2000 ...............................................           55             432
     2001 ...............................................           10             432
     2002 ...............................................           --             432
     2003 ...............................................           --             396
                                                                  ----          ------
       Total minimum future lease payments ..............         $127          $2,179
                                                                  ----          ------
                                                                  ----          ------

     Amounts representing interest (9% to 15%) ..........          (15)
                                                                  ----
     Present value of net minimum lease payments ........          112
     Less current portion of capital lease obligations...          (52)
                                                                  ----
     Long-term portion of capital lease obligations .....         $ 60
                                                                  ----
                                                                  ----

     Rent expense for 1998, 1997 and 1996 was $634,000, $744,000 and
$659,000, respectively.

     In connection with certain agreements with several of its customers, the Company has indemnified these customers against losses arising from specific events, including product/service performance failures and third-party intellectual property rights. Management believes that any costs incurred under these indemnification arrangements will not have a material adverse impact on the Company's financial position or results of operations.

8. MANDATORILY REDEEMABLE SERIES B PREFERRED STOCK

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

9. CREDIT AGREEMENT

     In March 1999, the Company received a commitment for a new $3,000,000 credit agreement with a bank. Outstanding borrowings under this credit agreement will be secured by substantially all of the Company's assets and are subject to an interest rate equal to the Bank's prime rate plus one half percent on amounts outstanding. The agreement is expected to expire in April 2000. There were no borrowings outstanding as of December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

     Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held June 11, 1999, and the information included therein is incorporated herein by reference to the extent detailed below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information as to the Company's executive officers is set forth in "Item 1-Business-Executive Officers of the Company" in this Annual Report on Form 10-K. Information as to the Company's directors is incorporated by reference from the information under the caption "Election of Directors-Nominees" in the Company's Proxy Statement.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                              PAGE IN
                                                                                              ANNUAL REPORT
                                                                                              ON FORM 10-K
                                                                                              -------------
(a)  The following documents are filed as part of this Annual
      Report on Form 10-K:
      (1)  Report of Ernst & Young LLP, Independent Auditors ...............................       30
           Consolidated Balance Sheets at December 31, 1998 and 1997 .......................       31
           Consolidated Statements of Operations for the Years Ended December 31, 1998,
           1997 and 1996 ...................................................................       32
           Consolidated Statements of Mandatorily Redeemable Preferred Stock
           and Common Stockholders' Equity ................................................        33
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
           1997 and 1996 ...................................................................       34
           Notes to Consolidated Financial Statements ......................................       35
      (2)  Financial Statement Schedule
           Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31,
           1998, 1997 and 1996 .............................................................       50
           Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
      (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT        DESCRIPTION
NUMBER
-------        -----------
2.1(3)         Agreement and Plan of Reorganization dated June 27, 1996 between the Company and TyLink Corporation.
3.1(2)         Amended and Restated Certificate of Incorporation of Registrant.
3.3(9)         Bylaws of Registrant.
9.1(1)         Amended and Restated Shareholders' Agreement dated April 25, 1994.
10.1(1)        Form of Indemnification Agreement.
10.2(9)        Amended and Restated 1991 Stock Plan (amended as of June 12, 1998) and form of Option Agreement.
10.3(4)        Amended 1995 Employee Stock Purchase Plan (amended as of September 27, 1996) and form of Subscription Agreement.
10.4(9)        Amended and Restated 1995 Directors' Option Plan (amended as of June 12, 1998) and form of Option Agreement.
10.5(1)        Amended and Restated Investors' Rights Agreement among the Registrant and certain security holders of the
               Company, dated as of April 25, 1994.
10.6(1)        Consulting Agreement between the Company and Gregorio Reyes dated January 1995.
10.7(1)        Series C Preferred Stock Purchase Agreement dated April 25, 1994.
10.8(1)        401(k) Plan.
10.12(1)(6)    OEM Purchase Development and Marketing Agreement between 3Com Corporation and the Company dated April 25, 1994.
10.15(1)       Loan and Security Agreement between the Compnay and Silicon Valley Bank dated September 18, 1991, and amendments dated October 20, 1992 and August 31, 1995 thereto.
10.15a(1)      Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated October 5, 1995.
10.15b(7)      Amendments to Loan and Security Agreement between the Company and Silicon Valley Bank dated June 10, 1997,
               October 6, 1996 and July 3, 1996.

10.15c(11)     Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated December 3, 1997.
10.17(1)       Letter Agreement dated July 9, 1995 between the Company and Ronald J. Scioscia.
10.18(2)       Letter Agreement dated March 5, 1996 between Roger Dorf and the Company.
10.19(3)       Real estate lease dated May 30, 1996 between the Company and The Northwestern Mutual Life Insurance Company.
10.20(5)       Assumed TyLink Corporation 1994 Equity Incentive Plan.
10.22(4)       Employment Agreement between the Company and Richard Swee, dated August 23, 1996.
10.23(4)       Form of Noncompetition Agreement between the Company and Richard Swee, dated August 23, 1996.
10.24(4)       Form of Severance Agreement between the Company and each of John Rademaker and Roger Dorf, dated September 30, 1996.
10.25(4)       Form of Severance Agreement between the Company and other Company executive officers.
10.26(4)       Real Estate Lease between TyLink and Thomas J. Flatley d/b/a The Flatley Company, dated May 14, 1991.
10.27(10)      Amended and Restated 1996 Non-Executive Stock Option Plan (amended as of August 21, 1998)
10.28(8)       Letter Agreement dated June 6, 1997 between William K. Guerry and the Company.
10.29(11)      Letter Agreement dated August 14, 1997 between Salvatore Alini and the Company.
10.30(11)      Form of Severance Agreement between the Company and Gregorio Reyes, dated October 24, 1997.
10.31(11)      Form of Settlement Agreement and Mutual Release dated October 27, 1997 between Roger A. Dorf and the Company.
10.32(11)      Form of Settlement Agreement and Mutual Release dated October 27, 1997 between Dominic J. Genovese and the Company.
10.33(11)      Form of Settlement Agreement and Mutual Release dated November 16, 1997 between Otto Berlin and the Company.
10.34(10)      Settlement Agreement and Mutual Release with John Rademaker dated September 28, 1998
10.35          Settlement Agreement and Mutual Release with Salvatore Alini dated September 30, 1998
10.36          Settlement Agreement and Mutual Release with Karen Ratta dated December 28, 1998.
10.37          Management Agreement between the Company and Richard W. Martin, dated November 6, 1998.
21             Subsidiaries of the Company.
23.1           Consent of Ernst & Young LLP, Independent Auditors.
24.1           Power of Attorney.
27.1           Financial Data Schedule

-------------------
(1) Incorporated by reference from exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1, as amended (File No. 33-06910), which became effective on November 9, 1995.

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

(9) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998.

(10) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, filed November 16, 1998.

(11) Incorporated by reference from exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


(b)  Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SYNC RESEARCH, INC.

                                     By:       /s/ William K. Guerry
                                            ----------------------------
                                                 William K. Guerry
                                           VICE PRESIDENT OF FINANCE AND
                                         ADMINISTRATION, SECRETARY AND CHIEF
                                                 FINANCIAL OFFICER

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard W. Martin and William K. Guerry, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                              TITLE                               DATE
         ---------                              -----                               ----
   /s/  Richard W. Martin      President and Chief Executive Officer           March 26, 1999
   --------------------------
      Richard W. Martin

   /s/  William K. Guerry      Vice President of Finance and Administration,   March 26, 1999
   --------------------------  Secretary and Chief Financial Officer
      William K. Guerry

   /s/  Gregorio Reyes         Chairman of the Board                           March 26, 1999
   --------------------------
      Gregorio Reyes

   /s/  Charles A. Haggerty    Director                                        March 26, 1999
   --------------------------
      Charles A. Haggerty

   /s/  William J. Schroeder   Director                                        March 26, 1999
   --------------------------
      William J. Schroeder

                             SYNC RESEARCH, INC.
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                  BALANCE AT                        DEDUCTIONS/
                                 BEGINNING OF                       RECOVERIES                             BALANCE AT
DESCRIPTION                         PERIOD       ADDITIONS        AND WRITE-OFFS      ADJUSTMENTS(1)      END OF PERIOD
-----------                      ------------    -----------      --------------      -----------         -------------
1998
  Allowance for doubtful
    accounts receivable .....      $393,118       $  297,927      $  (477,182)           $     --           $213,863
  Inventory reserves ........       603,252          446,504         (506,470)                 --            543,286

1997
  Allowance for doubtful
    accounts receivable .....      $348,276       $  223,109      $  (178,267)           $     --           $393,118
  Inventory reserves ........       658,463          449,207         (504,418)                 --            603,252

1996
  Allowance for doubtful
    accounts receivable .....      $243,128       $  354,870      $  (314,722)           $ 65,000           $348,276
  Inventory reserves ........       833,204        1,029,392       (1,190,929)            (13,204)           658,463

-------------------
(1) Amounts represent the reversal of the net activity of the valuation and qualifying accounts for the three months ended March 29, 1996 of TyLink Corporation that have been included in both 1996 and 1995.

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER    DESCRIPTION
  -------   -----------
   10.35    Settlement Agreement and Mutual Release with Salvatore Alini dated September 30, 1998.

   10.36    Settlement Agreement and Mutual Release with Karen Ratta dated December 28, 1998.

   10.37    Management Agreement between the Company and Richard W. Martin, dated November 6, 1998.

   21       Subsidiaries of the Company

   23.1     Consent of Ernst & Young, LLP, Independent Auditors

   24.1     Power of Attorney (see page 49)

   27.1     Financial Data Schedule

                                                                  1476-10K-1998







                  (This page has been left blank intentionally.)