Form 10-Q
period 1999-03-31
SYNC RESEARCH INC
filed 1999-05-17
CIK 1000695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM     TO        .

                        COMMISSION FILE NUMBER 000-26952

                             ----------------------

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

                             ----------------------


         Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X       No
                                ----         ----

As of April 30, 1999, 17,498,258 shares of the Registrant's Common Stock were issued and outstanding.

                               SYNC RESEARCH, INC.

                                      INDEX


                                                                                                                     PAGE
                                                                                                                     ----
    Part I.      Financial Information..........................................................................        3

      Item 1.    a)      Condensed consolidated balance sheets at March 31, 1999 (unaudited) and December 31,
                         1998...................................................................................        3

                 b)      Condensed consolidated statements of operations (unaudited) for the three months ended
                         March 31, 1999 and 1998................................................................        4

                 c)      Condensed consolidated statements of cash flows (unaudited) for the three months ended
                         March 31, 1999 and 1998................................................................        5

                 d)      Notes to condensed consolidated financial statements...................................        6

      Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........
                                                                                                                        8

      Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       18

    Part II.     Other Information..............................................................................       19

      Item 1.    Legal Proceedings..............................................................................       19

      Item 2.    Changes in Securities and Use of Proceeds......................................................       19

      Item 3.    Defaults upon Senior Securities................................................................       20

      Item 4     Submission of Matters to a Vote of Security Holders............................................       20

      Item 5.    Other Information..............................................................................       20

      Item 6.    Exhibits and Reports on Form 8-K...............................................................       20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SYNC RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                                    March 31,       December 31,
                                                                                                      1999             1998
                                                                                                    -------           -------
                                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents................................................................         $10,683           $14,135
   Accounts and other receivables, net......................................................           4,070             2,443
   Inventories..............................................................................           5,699             6,111
   Prepaid expenses and other current assets................................................             664               808
                                                                                                     -------           -------

Total current assets........................................................................          21,116            23,497
Furniture, fixtures and equipment, net......................................................           2,787             3,247
Other assets................................................................................              47                47
                                                                                                     -------           -------
Total assets................................................................................         $23,950           $26,791
                                                                                                     -------           -------
                                                                                                     -------           -------


                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................................         $ 2,342           $ 3,138
   Accrued compensation and related costs...................................................           1,047               956
   Accrued severance and restructuring costs................................................           1,536             1,976
   Deferred revenue.........................................................................           2,059             2,063
   Other accrued liabilities................................................................             977               975
   Current maturities of capitalized lease obligations......................................              53                52
                                                                                                     -------           -------
      Total current liabilities.............................................................           8,014             9,160
Capitalized lease obligations, less current maturities......................................              42                60
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares-2,000
      Issued and outstanding shares-none.....................................................              -                 -
  Common stock, $.001 par value:
     Authorized shares-50,000
     Issued and outstanding shares-17,580 at March 31, 1999
      and 17,458 at December 31, 1998.......................................................              17                17
   Additional paid-in capital...............................................................          72,009            71,958
   Deferred compensation....................................................................               -               (7)
   Accumulated deficit......................................................................        (56,132)          (54,397)

                                                                                                     -------           -------
Total stockholders' equity..................................................................          15,894            17,571
                                                                                                     -------           -------
Total liabilities and stockholders' equity..................................................         $23,950           $26,791
                                                                                                     -------           -------
                                                                                                     -------           -------


                             See accompanying notes.

                               SYNC RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                 -------------------------
                                                                                       1999          1998
                                                                                      ------        ------
Net revenues...................................................................       $5,106        $5,610
Cost of sales..................................................................        2,851         3,871
                                                                                      ------        ------
   Gross profit................................................................        2,255         1,739
Operating expenses:
   Research and development....................................................        1,715         1,741
   Selling and marketing.......................................................        1,796         2,832
   General and administrative..................................................          614           642
                                                                                      ------        ------
   Total operating expenses....................................................        4,125         5,215
                                                                                      ------        ------
Operating loss.................................................................      (1,870)       (3,476)
Interest income, net...........................................................          135           255
                                                                                      ------        ------
Loss before income taxes.......................................................      (1,735)       (3,221)
Provision for income taxes.....................................................            -             2
                                                                                      ------        ------

Net loss.......................................................................    $ (1,735)      $(3,223)
                                                                                      ------        ------
                                                                                      ------        ------


Basic and diluted net loss per share...........................................     $ (0.10)      $ (0.19)
                                                                                      ------        ------
                                                                                      ------        ------


Shares used in computing net loss per share....................................       17,525        17,336
                                                                                      ------        ------
                                                                                      ------        ------


                             See accompanying notes.

                               SYNC RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                     Three Months Ended
                                                                                                         March 31,
                                                                                                 --------------------------
                                                                                                   1999            1998
                                                                                                   -------        -------
OPERATING ACTIVITIES
   Net loss..................................................................................     $(1,735)       $(3,223)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..........................................................          447            461
      Provision for losses on accounts receivable............................................           53            104
      Deferred compensation expense..........................................................            7              7
  Changes in operating assets and liabilities, net:
      Accounts and other receivables.........................................................      (1,680)          (301)
      Inventories............................................................................          412            115
      Prepaid expenses and other current assets..............................................          144          (369)
      Accounts payable and accrued liabilities...............................................        (794)            264
      Accrued severance and restructuring....................................................        (440)          (212)
      Accrued compensation and related costs.................................................           91          (161)
      Deferred revenue.......................................................................          (4)           (98)
                                                                                                   -------        -------
Net cash used in operating activities........................................................      (3,499)        (3,413)

INVESTING ACTIVITIES
   Sales (purchases) of furniture, fixtures and equipment, net...............................           13          (414)
FINANCING ACTIVITIES
   Net borrowings under credit agreements....................................................            -          1,500
   Payments on capitalized lease obligations.................................................         (17)           (18)
   Proceeds from common stock options exercised and employee stock
   purchase plan.............................................................................           51             80
                                                                                                   -------        -------
Net cash provided by financing activities....................................................           34          1,562
                                                                                                   -------        -------
Net decrease in cash and cash equivalents....................................................      (3,452)        (2,265)
Cash and cash equivalents at beginning of period.............................................       14,135         21,734
                                                                                                   -------        -------
Cash and cash equivalents at end of period...................................................      $10,683        $19,469
                                                                                                   -------        -------
                                                                                                   -------        -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid.............................................................................          $ 2           $ 11
                                                                                                   -------        -------
                                                                                                   -------        -------

   Income taxes paid.........................................................................         $ 14           $ 21
                                                                                                   -------        -------
                                                                                                   -------        -------


                             See accompanying notes.

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.        BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998. The condensed consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

3.        FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):


                                                                                   March 31,       December 31,
                                                                                     1999             1998
                                                                                    -------          -------
Equipment acquired under capital leases...................................           $  275           $  275
Furniture and fixtures....................................................              848              848
Computer equipment and software...........................................            7,449            7,462
Leasehold improvements....................................................            1,109            1,109
                                                                                    -------          -------
                                                                                      9,681            9,694
Accumulated depreciation and amortization.................................          (6,894)          (6,447)
                                                                                    -------          -------
                                                                                    $ 2,787          $ 3,247
                                                                                    -------          -------
                                                                                    -------          -------



4.        INVENTORIES

         Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):


                                                                                                   March 31,          December 31,
                                                                                                     1999                1998
                                                                                                   ---------            --------
               Raw materials.............................................................          $   2,512           $   2,983
               Work in process...........................................................                539                 752
               Finished goods............................................................              2,648               2,376
                                                                                                   ---------            --------




                                                                                                   $   5,699            $  6,111
                                                                                                   ---------            --------
                                                                                                   ---------            --------




                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

5.        PER SHARE INFORMATION

         Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock.

6.        CREDIT AGREEMENT

         In April 1999, the Company entered into a new $3,000,000 credit agreement with a bank. Outstanding borrowings under this credit agreement will be secured by substantially all of the Company's assets and subject to an interest rate equal to the Bank's prime rate plus one half percent on amounts outstanding. The agreement is expected to expire in April 2000. There were no borrowings outstanding as of March 31, 1999.

7.        LITIGATION

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 16, 1999, the U.S. District Court issued an order granting the Company's motion to dismiss the first amended complaint. The plaintiffs filed a second amended complaint on March 22, 1999. The Company and the other defendents have moved to dismiss the second amended complaint which currently is scheduled for hearing on June 28, 1999. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors that could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

         Sync commenced operations in 1981 and funded operations through 1988 with revenue from communications software consulting and custom product development for equipment vendors and large end-users. The Company has developed and sells frame relay access devices (FRADs), circuit management probe products and digital transmission devices. The Company follows a leveraged sales strategy utilizing resellers, distributors, original equipment manufacturer (OEM) partners and carriers as delivery channels for its products. Current partners include PacBell, Sprint, MCI, Intermedia Communications, Electronic Data Systems, Diebold and Wang Global. The Company has also sold its products through OEM relationships with IBM and 3Com among others. The agreement between IBM and Sync expired in March 1999. 3Com has discontinued its support for the Company's products. Accordingly, the Company believes that revenue derived from sales to IBM and 3Com will decline in the future and represent a small percentage of its total revenue.

         In 1998 and 1997, the Company implemented various expense reduction programs with the goal of enabling the Company to achieve profitability at lower revenue levels. However, there can be no assurance that its efforts to implement expense reductions will enable it to become profitable at lower revenue levels, if at all. Also, there can be no assurance that the Company's products will achieve significant market penetration, either through its channel partners and other resellers or its direct sales force, or that the Company will successfully introduce new and enhanced products or compete effectively in its market.

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

         Net revenues for the first quarter of 1999 were $5.1 million, compared to net revenues of $5.6 million for the quarter ended March 31, 1998. The decrease in net revenues in the first quarter of 1999 compared to the first quarter of 1998 was due primarily to decreased sales of frame relay access products, circuit management and transmission products partially offset by increases in other revenues, primarily service fees. Sales to IBM were $0.1 million or 2.0% of the Company's total revenues for the three months ended March 31, 1999, and $0.8 million or 14.3% of the Company's total revenues for the three months ended March 31, 1998. The agreement between IBM and the Company expired in March 1999. During the first quarter of 1999, two end-user customers represented 22.1% and 11.9% of the Company's total revenues. During the first quarter of 1998, one end-user customer represented 11.4% of the Company's total revenues.

Net revenues by product group for the three months ended March 31, 1999 and 1998 were as follows ($ in thousands):


                                                                 1999          %         1998         %
                                                               ----------   ---------  ----------  ---------
Frame relay access products...................................    $2,427         48%     $2,916         52%
Circuit management products...................................       509         10         752         13
Transmission products.........................................       349          7         617         11
Other.........................................................     1,821         35       1,325         24
                                                               ----------   ---------  ----------  ---------

                                                                  $5,106        100%      $5,610       100%
                                                               ----------   ---------  ----------  ---------
                                                               ----------   ---------  ----------  ---------


         The percentage of net revenues represented by sales through channel partners and other resellers declined to 47.4% for the three months ended March 31, 1999 from 65.6% for the corresponding period in 1998, due primarily to decreased revenue from sales to IBM. The sales mix of channel partners and other resellers may change from period to period.

         International sales represented 25.3% of the Company's total sales during the three months ended March 31, 1999, as compared to 6.5% during the three months ended March 31, 1998. The increase was due primarily to the timing of one large European customer opportunity representing 15.8% of the Company's total revenues. Domestic sales represented 74.7% and 93.5% of the Company's total sales during the three months ended March 31, 1999 and 1998, respectively. The decrease was due primarily to lower sales to IBM.

         GROSS PROFIT

         Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to in the Company's manufacturing and service employees.

         Gross profit increased to $2.3 million for the three months ended March 31, 1999 as compared to $1.7 million in the corresponding prior year period. Gross profit as a percentage of net revenues increased to 44.2% for the three months ended March 31, 1999 as compared to 31.0% for the three months ended March 31, 1998. The increase in margins during the first quarter of 1999 compared to the prior year period was primarily due to the higher percentage of direct end-user sales in the first quarter of 1999 which tend to have higher margins than sales through reseller channels, increased sales of higher performance frame relay access products which have higher margins than other products and lower manufacturing and service overhead costs realized from the Company's recent expense reduction program.

         OPERATING EXPENSES

         Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including product prototypes and the depreciation and amortization of equipment and tools utilized in the development process. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility in accordance with Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. To date, $380,000 of externally acquired software has been capitalized. Research and development expenses totalled $1.7 million for the first quarter of 1999 and 1998.

         Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $1.8 million for the quarter ended March 31, 1999, as compared to $2.8 million in the quarter ended March 31, 1998. The decrease in selling and marketing expenses resulted primarily from headcount reductions and other cost reduction measures.

         General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenditures decreased slightly to $614,000 for the quarter ended March 31, 1999, as compared to $642,000 for the quarter ended March 31, 1998.

         During the fourth quarter of fiscal 1998, the Company implemented expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges and write-offs of assets no longer in use due to the reduction efforts. The components of the activity during the first quarter of 1999 were as follows (in thousands):


Description                                            Accrual                                            Accrual
-----------                                           At 12/31/99        Charge          Activity        At 3/31/99
                                                     -------------    -------------    -------------    -------------
Severance and related expenses.....................        $ 854            $   -           $(333)            $ 521
Idle and excess facility charges
   and write-off of assets.........................        1,110                -            (107)            1,003
Other non-recurring charge........................            12                -                -               12
                                                     -------------    -------------    -------------    -------------
Total..............................................       $1,976             $  -           $(440)           $1,536
                                                     -------------    -------------    -------------    -------------
                                                     -------------    -------------    -------------    -------------


         The Company expects all 1998 expense reduction program activities will be substantially completed during fiscal 1999. The Company will continue to evaluate and may adjust its organization and cost structure.

         Net interest income was $135,000 for the three months ended March 31, 1999 as compared to $255,000 for the three months ended March 31, 1998. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

         INCOME TAXES

         There has been no provision for income tax in 1999. The provision for income taxes in 1998 represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, the Company's principal sources of liquidity consisted of $10.7 million of cash and cash equivalents and a $3 million secured bank line of credit which expires in April 2000. There were no borrowings outstanding as of March 31, 1999.

         During the three months ended March 31, 1999, cash utilized by operating activities was $3.5 million, compared to $3.4 million in the corresponding period in 1998. At March 31, 1999 the Company had no material commitments for capital expenditures.

         The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 1999.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert readers that, except for the historical information contained therein, the previous discussion under "Results of Operations" and "Liquidity and Capital Resources" constitutes forward-looking statements that are dependent on certain risks and uncertainties which may cause actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. The following is a description of certain major risks and uncertainties.

HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

         The Company has experienced operating losses since inception, with, in recent years, operating losses of, $11.6 million in 1996, $18.0 million in 1997 and $16.3 million in 1998 and $1.9 million for the three months ended March 31, 1999. As of March 31, 1999, the Company had an accumulated deficit of approximately $56.1 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by the Company's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; announcements by IBM relating to products, services or pricing relevant to the Company; the rate of migration of large IBM customers to frame relay; production or quality problems; changes in material costs; impact of Year 2000 compliance problems on the networking industry and the Company's customers, disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers continue to account for a large percentage of the Company's net revenues, gross profit as a percentage of net revenues may decline.

         The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months or over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. Further, due to the Company's focus on its channel partner marketing strategy, the Company's revenues in any period are highly dependent upon the sales efforts and success of the Company's channel partners and other resellers, which are not within the control of the Company. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that the Company's channel partners and other resellers will continue to offer the Company's products. A significant portion of the Company's expenses are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

DEPENDENCE ON THE IBM CUSTOMER BASE

         The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products or other suppliers' products. IBM has sold the Company's FrameNode(R) product family under the name IBM Nways 2218. The agreement between IBM and the Company expired in March 1999. Sales to IBM respectively accounted for 2.0%, 14.1%, 16.5% and 4.9% of the Company's net revenues in the first quarter of 1999 and fiscal years 1998, 1997 and 1996, respectively, and are expected to decline further in 1999. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

 UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

         During the first quarter of 1999 and for the fiscal year 1998, sales of frame relay access products, which enable systems network architecture (SNA) and client/server internet-working over frame relay, represented approximately 48% and 49%, respectively, of the Company's net revenues. The market for SNA-over-frame relay products is relatively new and still evolving. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

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

 DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

         The Company's channel partners and other resellers account, and are expected to continue to account, for a large percentage of the Company's net revenues, including most of its sales outside of the United States. Sales through channel partners and other resellers accounted for 47.4%, 62.5%, 67.0% and 85.7% of net revenues of the Company for the first quarter of 1999 and fiscal years 1998, 1997 and 1996, respectively. Current partners include PacBell, Sprint, MCI, Intermedia Communications, Electronic Data Systems, Diebold and Wang Global. The Company has also sold its products through OEM relationships with IBM and 3Com among others. The agreement between IBM and Sync expired in March 1999 and was not renewed. Sales to IBM accounted for 2.0%, 14.1%, 16.5% and 4.9% of the Company's net revenues for the first quarter of 1999 and for the fiscal years 1998, 1997 and 1996, respectively. Sales to 3Com accounted for 7.7%, 2.6%, 6.5% and 19.2% of the Company's net revenues for the first quarter of 1999 and fiscal years 1998, 1997 and 1996, respectively. 3Com has discontinued its support for the Company's products. Accordingly, the Company believes that revenue derived from sales to 3Com and IBM will decline in the future and represent a small percentage of total revenue.

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

         There can be no assurance that the Company will retain its current channel partners or other resellers or that it will be able to recruit additional or replacement channel partners. The loss of one or more of the Company's channel partners or other resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, there can be no assurance that the Company's channel partners and other resellers will give priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that the Company's channel partners and other resellers will continue to offer the Company's products. Any reduction or delay in sales of the Company's products by its channel partners and other resellers could have a material adverse effect on the Company's business, operating results and financial condition.


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

         The Company has defined Year 2000 compliance using the British Standards Institute (BSI) definition. The BSI DISC PD2000-1 definition provides that Year 2000 compliance shall mean that neither product performance nor functionality is affected by dates prior to, during and after the year 2000. The Company has either internally or in collaboration with certain of its suppliers and customers evaluated, tested and verified the Year 2000 compliance of its latest product offerings. The Company believes that several of its discontinued or earlier versions of its conversion and frame relay products are not Year 2000 compliant and the Company currently does not plan to update these products. However, the Company offers for sale upgrade programs to its customers of most of these non-compliant discontinued products. Certain of the Company's products rely on date information from other devices resident in the networks in which they operate. Thus, any Year 2000 problems within these third party networking products could cause the Company's products not to work accurately or cause disruption in their operation.

         The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company has evaluated all of its business critical systems, internal information and non-information systems, and most of its non-critical systems through inquiries with the respective manufacturers and testing or the completion of other verification procedures. Substantially all of the Company's critical systems have been verified to meet the Company's Year 2000 requirements and the Company's non-critical systems are expected to be made fully compliant by December 31, 1999. The Company believes that several manufacturers of the Company's systems have already updated their products to comply with the Year 2000 issue or will make updates available by mid-1999, or relatively low cost alternative solutions may be available. However, there can be no assurance that any such updates will be completed on a timely basis, if at all, or at a reasonable cost, or that such updates will work as anticipated in the year 2000.

         The Company relies on third party suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company is currently in the process of making inquiries regarding Year 2000 compliance of all of its significant vendors and service providers upon which it relies. The Company intends to establish contingency plans to provide for alternative sources as necessary.

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

         Many of the Company's customers and prospective customers are expected to devote a substantial portion of their information systems budgets to the Year 2000 problem over the next several years, and, as a result, spending may be diverted from wide area networking solutions. In addition, the Company's customers, which consists primarily of mid size to large enterprises operating business critical applications over the wide area networks that are supported by the Company's products, may be less willing to purchase wide area networking products or otherwise implement new network solutions during the second half of 1999 in anticipation of the Year 2000. The Company relies on a large variety of business enterprises such as customers, suppliers, creditors, financial organizations, and domestic and international governmental entities, for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company. Due to the Company's focus on the wide area networking market, which is vulnerable to technological issues involving the Year 2000, substantially all of the Company's revenues may be at risk. Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, the Year 2000 issue may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

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

 PRODUCT ERRORS

         Products as complex as those offered by the Company may contain undetected software or hardware errors when first introduced or as new versions are released. Such errors have occurred in the past, and there can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new or enhanced products after commencement of commercial shipments. Moreover, there can be no assurance that once detected, such errors can be corrected in a timely manner, if at all. Software errors may take several months to correct, if they can be corrected at all, and hardware errors may take even longer to rectify. The occurrence of such software or hardware errors, as well as any delay in correcting them, could result in the delay or loss of market acceptance of the Company's products, additional warranty expense, diversion of engineering and other resources from the Company's product development efforts or the loss of credibility with the Company's channel partners and other resellers, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

 INTENSE COMPETITION

         The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Nortel; FRAD providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Netscout, Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Certain of these companies have recently announced products and intentions to enter the frame relay access or circuit management market. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

DEPENDENCE ON CONTRACT MANUFACTURERS

         The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company entered into arrangements with contract manufacturers to outsource substantial portions of its procurement, assembly and system integration operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

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

 DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

         Sales to customers outside of the United States accounted for approximately 25.3%, 6.9%, 19.1% and 12.7% of the Company's net revenues for the first quarter of 1999 and fiscal years 1998, 1997 and 1996, respectively. However, these percentages may understate sales of the Company's products to international end users because certain of the Company's U.S-based channel partners market the Company's products abroad. The Company expects that international sales may represent an important percentage of net revenues in future periods. The near-term outlook on the Company's sales to the Pacific Rim, which represented approximately 6.1% of the Company's net revenues for the first quarter of 1999 and 3.7% of the Company's net revenues in 1998, remains uncertain.

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

 DEPENDENCE ON KEY PERSONNEL

         The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During 1998, the Company implemented significant expense reductions, including reductions in force, with the goal of enabling the Company to achieve profitability at lower revenues. During 1998 and 1999, the Company also experienced significant turnover in the composition of its executive officers. Two of the current four executive officers, including the President and Chief Executive Officer, have been officers of the Company for less than a year. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

 NASDAQ STOCK LISTING

         The Company's common stock is listed and traded on the Nasdaq National Market. On January 4, 1999, the Company received a letter from Nasdaq notifying the Company that it has failed to maintain a closing bid price of greater than $1.00 in accordance with the Nasdaq listing requirements. According to the notice, the Company had 90 days from the date of the letter to cure such deficiency by having a minimum closing bid price of its common stock equal to or greater than $1.00 per share for ten consecutive trading days. As of May 17, 1999, the Company has not been able to cure this deficiency. Accordingly, the Company's Board of Directors has voted for an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse split of the Company's Common Stock, subject to ratification by the Company's stockholders at the Company's annual meeting on June 11, 1999. The Company has also requested an oral hearing with Nasdaq, currently scheduled for May 21, 1999, to stay delisting of the Company from the Nasdaq National Market pending approval and completion of the reverse stock split. There can be no assurance that the Company will be successful in meeting the minimum bid listing requirements even with a one-for-five reverse stock split or that in the future it will meet this or other listing requirements. Any such inability could have a material adverse effect the liquidity of the Company's common stock and on the Company's business, operating results and financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 RISKS ASSOCIATED WITH FOREIGN EXCHANGE

         In the first quarter of 1999, approximately 25.3% of the Company's net revenues were derived from sales to international customers, primarily in Europe and the Pacific Rim. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's sales are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

         The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than six months. At March 31, 1999, investments were as follows ($ in millions):


                                                                                              Average
                                                                                 Average     Interest       Fair
                                                                    Balance      Maturity      Rate        Value
                                                                    -------      --------      ----        -----

Short-term debt instruments and money market funds                    $10.7      2 months       5%         $10.7

                               SYNC RESEARCH, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 16, 1999, the U.S. District Court issued an order granting the Company's motion to dismiss the first amended complaint. The plaintiffs filed a second amended complaint on March 22, 1999. The Company and the other defendents have moved to dismiss the second amended complaint which currently is scheduled for hearing on June 28, 1999. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)      USE OF PROCEEDS

         In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancAmerica Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dain Rauscher Wessels (formerly Wessels, Arnold & Henderson). From November 9, 1995 to March 31, 1999, the Company incurred the following expenses in connection with the offering:


Underwriting discounts and commissions.....................................................          $3,619,000
Other expenses.............................................................................             912,471
                                                                                                     ----------
      Total Expenses.......................................................................          $4,531,471
                                                                                                     ----------
                                                                                                     ----------



         All of such expenses were direct or indirect payments to others.

         The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to March 31, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:


Construction of plant, building and facilities...........................................            $853,660
Purchase and installment of machinery and equipment......................................           4,049,548
Acquisition of other business(es)........................................................           5,338,000
Working capital..........................................................................           (236,039)
Operating losses.........................................................................          39,878,719
                                                                                                  -----------
      Total..............................................................................         $49,883,888 (1)
                                                                                                  -----------
                                                                                                  -----------


-----------

(1) Excludes operating losses, capital expenditures and working capital changes of Tylink Corporation ("Tylink") prior to the Company's acquisition of Tylink in August 1996.

         In addition, the Company used aggregate proceeds of $808,487 to make departing payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



    (a)EXHIBITS

       10.38 Settlement Agreement and Mutual Release with Douglas Antaya dated February 3, 1999.

       27.1    Financial Data Schedule.

    (b)REPORTS ON FORM 8-K

       No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SYNC RESEARCH, INC.
Date: May 17, 1999     By:                  /s/ William K. Guerry
                                           -----------------------------

                                                 William K. Guerry
                                    VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                             AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
                                           FINANCIAL AND ACCOUNTING OFFICER)