Form 10-Q
period 1999-06-30
SYNC RESEARCH INC
filed 1999-08-16
CIK 1000695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                       COMMISSION FILE NUMBER 000-26952

                    ---------------------------------------

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

                    ---------------------------------------

     Indicate by check (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X      No
                                   ---        ---

As of July 31, 1999, 3,486,201 shares of the Registrant's Common Stock were issued and outstanding.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              SYNC RESEARCH, INC.

                                     INDEX

                                                                                                                 PAGE
Part I.      Financial Information..........................................................................        3

  Item 1.    a)      Condensed consolidated balance sheets at June 30, 1999 (unaudited) and December 31,
                     1998...................................................................................        3
             b)      Condensed consolidated statements of operations (unaudited) for the three and six
                     months ended June 30, 1999 and 1998....................................................        4
             c)      Condensed consolidated statements of cash flows (unaudited) for the six months ended
                     June 30, 1999 and 1998.................................................................        5
             d)      Notes to condensed consolidated financial statements...................................        6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........        9

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       20

Part II.     Other Information..............................................................................       21

  Item 1.    Legal Proceedings..............................................................................       21
  Item 2.    Changes in Securities and Use of Proceeds......................................................       21
  Item 3.    Defaults upon Senior Securities................................................................       22
  Item 4     Submission of Matters to a Vote of Security Holders............................................       22
  Item 5.    Other Information..............................................................................       22
  Item 6.    Exhibits and Reports on Form 8-K...............................................................       22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              SYNC RESEARCH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                                                                 JUNE 30,        DECEMBER 31,
                                                                                                   1999              1998
                                                                                              ---------------  ----------------
                                                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents................................................................        $ 10,327          $ 14,135
   Accounts and other receivables, net......................................................           3,091             2,443
   Inventories..............................................................................           5,364             6,111
   Prepaid expenses and other current assets................................................             546               808
                                                                                              ---------------  ----------------

Total current assets........................................................................          19,328            23,497
Furniture, fixtures and equipment, net......................................................           2,379             3,247
Other assets................................................................................              47                47
                                                                                              ---------------  ----------------
Total assets................................................................................        $ 21,754          $ 26,791
                                                                                              ---------------  ----------------
                                                                                              ---------------  ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................................        $  1,625          $  3,138
   Accrued compensation and related costs...................................................             842               956
   Accrued severance and restructuring costs................................................           1,193             1,976
   Deferred revenue.........................................................................           2,658             2,063
   Other accrued liabilities................................................................             880               975
   Current maturities of capitalized lease obligations......................................              53                52
                                                                                              ---------------  ----------------
Total current liabilities...................................................................           7,251             9,160
Capitalized lease obligations, less current maturities......................................              29                60
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares-2,000
      Issued and outstanding shares-none.....................................................              -                 -
  Common stock, $.005 par value:
     Authorized shares-10,000
     Issued and outstanding shares-3,453 at June 30, 1999
      and 3,491 at December 31, 1998........................................................              18                17
   Additional paid-in capital...............................................................          71,880            71,958
   Deferred compensation....................................................................               -                (7)
   Accumulated deficit......................................................................         (57,424)          (54,397)
                                                                                              ---------------  ----------------
Total stockholders' equity..................................................................          14,474            17,571
                                                                                              ---------------  ----------------
Total liabilities and stockholders' equity..................................................        $ 21,754          $ 26,791
                                                                                              ---------------  ----------------
                                                                                              ---------------  ----------------

                             See accompanying notes.

                               SYNC RESEARCH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            For the three months ended              For the six months ended
                                                                     June 30,                               June 30,
                                                      ------------------  ------------------  -----------------   ----------------
                                                            1999                 1998               1999               1998
                                                      ------------------  ------------------  -----------------   ----------------
Net revenues                                           $      4,405        $      7,076        $      9,511         $    12,686
Cost of sales                                                 2,485               4,387               5,336               8,258
                                                      ------------------  ------------------- -----------------   ----------------
Gross profit                                                  1,920               2,689               4,175               4,428

Operating expenses:
       Research and development                               1,311               1,817               3,026               3,558
       Sales and marketing                                    1,356               3,112               3,152               5,944
       General and administrative                               647                 676               1,261               1,318
       Non-recurring charges                                      -                 267                   -                 267
                                                      ------------------  ------------------- -----------------   ----------------
       Total operating expenses                               3,314               5,872               7,439              11,087
                                                      ------------------  ------------------- -----------------   ----------------

Operating loss                                               (1,394)             (3,183)             (3,264)             (6,659)

Interest income, net                                            105                 219                 240                 473
                                                      ------------------  ------------------- -----------------   ----------------

Loss before income taxes                                     (1,289)             (2,964)             (3,024)             (6,186)

Provision for income taxes                                        2                   -                   2                   2
                                                      ------------------  ------------------- -----------------   ----------------

Net loss                                               $     (1,291)       $     (2,964)       $     (3,026)       $     (6,188)
                                                      ------------------  ------------------- -----------------   ----------------
                                                      ------------------  ------------------- -----------------   ----------------

Basic and diluted net loss per share                   $      (0.37)       $      (0.85)       $      (0.87)       $      (1.81)
                                                      ------------------  ------------------- -----------------   ----------------
                                                      ------------------  ------------------- -----------------   ----------------

Shares used in computing net loss per share                   3,480               3,476               3,492               3,416
                                                      ------------------  ------------------- -----------------   ----------------
                                                      ------------------  ------------------- -----------------   ----------------

                             SYNC RESEARCH, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                              ----------------------------
                                                                                                   1999            1998
                                                                                              -------------   ------------
OPERATING ACTIVITIES
  Net loss...................................................................................      $(3,026)       $(6,188)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..........................................................          780            931
      Provision for losses on accounts receivable............................................           75            339
      Deferred compensation expense..........................................................            7             14
  Changes in operating assets and liabilities, net:
      Accounts and other receivables.........................................................         (724)           259
      Inventories............................................................................          747            630
      Prepaid expenses and other current assets..............................................          263           (410)
      Accounts payable and accrued liabilities...............................................        (1608)          2249
      Accrued severance and restructuring....................................................         (783)           (81)
      Accrued compensation and related costs.................................................         (113)           (76)
      Deferred revenue.......................................................................          595            (76)
                                                                                              -------------   ------------
Net cash used in operating activities........................................................       (3,787)        (2,409)

INVESTING ACTIVITIES
   Sales (purchases) of furniture, fixtures and equipment, net...............................           88           (846)

FINANCING ACTIVITIES
   Repurchase of common stock................................................................         (136)
   Payments on capitalized lease obligations.................................................          (31)           (30)
   Proceeds from common stock options exercised and employee stock
        purchase plan........................................................................           58            111
                                                                                              -------------   ------------
Net cash provided (used) by financing activities.............................................         (109)            81
                                                                                              -------------   ------------

Net decrease in cash and cash equivalents....................................................       (3,808)        (3,174)
Cash and cash equivalents at beginning of period.............................................       14,135         21,734
                                                                                              -------------   ------------

Cash and cash equivalents at end of period...................................................      $10,137        $18,560
                                                                                              -------------   ------------
                                                                                              -------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid.............................................................................      $     4        $    37
                                                                                              -------------   ------------
                                                                                              -------------   ------------

   Income taxes paid.........................................................................      $    14        $    21
                                                                                              -------------   ------------
                                                                                              -------------   ------------

                            See accompanying notes.

                              SYNC RESEARCH, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. The condensed consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

3.   FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  1999               1998
                                                                             ---------------  ---------------
Equipment acquired under capital leases...................................          $   275          $   275
Furniture and fixtures....................................................              848              848
Computer equipment and software...........................................            7,374            7,462
Leasehold improvements....................................................            1,109            1,109
                                                                             ---------------  ---------------
                                                                                      9,606            9,694
Accumulated depreciation and amortization.................................           (7,227)          (6,447)
                                                                             ---------------  ---------------
                                                                                    $ 2,379          $ 3,247
                                                                             ---------------  ---------------
                                                                             ---------------  ---------------

                              SYNC RESEARCH, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

ITEM 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4.   INVENTORIES

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       1999                1998
                                                                                 ----------------     ---------------
   Raw materials.............................................................        $   2,622           $   2,983
   Work in process...........................................................              284                 752
   Finished goods............................................................            2,458               2,376
                                                                                 ----------------     ---------------
                                                                                     $   5,364            $  6,111
                                                                                 ----------------     ---------------
                                                                                 ----------------     ---------------

5.   PER SHARE INFORMATION

     Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. All share amounts have been adjusted to reflect the implementation of the Company's one for five reverse stock split on June 28,1999.

6.   CREDIT AGREEMENT

     In April 1999, the Company entered into a new $3,000,000 credit agreement with a bank. Outstanding borrowings under this credit agreement are secured by substantially all of the Company's assets and are subject to an interest rate equal to the Bank's prime rate plus one half percent. The agreement to expires in April 2000. There were no borrowings outstanding as of June 30, 1999.

7.   LITIGATION

     On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 17, 1999, the U.S. District Court issued an order granting the Company's motion to dismiss the first amended complaint, granting leave to amend. The plaintiffs filed a second amended complaint on March 22, 1999. The Company and the other defendents have moved to dismiss the second amended complaint; which currently is scheduled for hearing on September 13, 1999. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.

8.   LEASE COMMITMENTS

     In July 1999, the company executed an agreement to terminate its existing headquarters facility lease and enter into a new five year lease on another facility. In addition, the company extended a portion of its Norton facility lease for a period of three years. As a result, the future minimum operating lease commitment as of July 1, 1999 are as follows:

                   7/99 - 12/99                  $199,115
                   2000                           308,902
                   2001                           317,420
                   2002                           286,250
                   2003                           235,499
                   Thereafter                     157,000

9.   STOCKHOLDERS' EQUITY

     On June 28, 1999, the Company implemented a one-for-five reverse stock split of common stock. All common stock amounts and per share information have been restated to reflect the reverse stock split for all periods presented.

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

OVERVIEW

     Sync develops and sells frame relay access devices (FRADs), circuit management probe products and digital transmission devices. The Company follows a leveraged sales strategy utilizing a direct sales force, resellers, distributors, OEMs, and carriers as delivery channels for its products. Current partners include PacBell, Sprint, MCI, Intermedia Communications, Electronic Data Systems, Diebold and Wang Global.

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

RESULTS OF OPERATIONS

     NET REVENUES

     The Company derives its revenues primarily from sales of advanced wide-area networking products. Product revenues are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period, which is typically 12 months.

     Net revenues for the second quarter of 1999 were $4.4 million, compared to net revenues of $7.1 million for the quarter ended June 30, 1998. Net revenues for the six months ended June 30, 1999 were $9.5 million, compared to $12.7 million for the comparable period in 1998. The decrease in net revenues in the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 was due primarily to decreased sales of frame relay access products and circuit management products, partially offset by increases in other revenues, primarily service fees. Sales to IBM and one large end user customer decreased significantly to 1.1% and 8.3% of the Company's total revenue for the three months ended June 30, 1999, respectively, as compared to 20.9% and 33.8%, respectively, for the three months ended June 30, 1998. For the six months ended June 30, 1999 sales to IBM and one large end user customer were 1.7% and 7.8%, respectively, as compared to 18.1% and 24.4% for the six months ended June 30, 1998.

     Sales to three customers were 14%, 12% and 11% of sales for the quarter ended June 30, 1999. Sales to two customers aggregated 34% and 21% of sales for the quarter ended June 30, 1998. For the six months ended June 30, 1999, one customer represented 13% and for the comparable prior year period two customers represented 24% and 18% of the Company's sales.

Net revenues by product group for the three months ended June 30, 1999 and 1998 were as follows ($ in thousands):

                                                                 1999          %         1998         %
                                                               ----------   ---------  ----------  ---------
Frame relay access products...................................    $1,802          41%     $4,690         66%
Circuit management products...................................       846          19       1,203         17
Transmission products.........................................       248           6         244          4
Other.........................................................     1,502          34         939         13
                                                               ----------   ---------  ----------  ---------
                                                                  $4,398         100%     $7,076        100%
                                                               ----------   ---------  ----------  ---------
                                                               ----------   ---------  ----------  ---------

Net revenues by product group for the six months ended June 30, 1999 and 1998 were as follows ($ in thousands):

                                                                 1999          %         1998         %
                                                               ----------   ---------  ----------  ---------
Frame relay access products...................................    $4,229         45%      $7,606        60%
Circuit management products...................................     1,355          14       1,955         15
Transmission products.........................................       597           6         861          7
Other.........................................................     3,323          35       2,264         18
                                                               ----------   ---------  ----------  ---------
                                                                  $9,504        100%     $12,686       100%
                                                               ----------   ---------  ----------  ---------
                                                               ----------   ---------  ----------  ---------

     The percentage of net revenues represented by sales through channel partners and other resellers was 56.5% and 51.6% for the three and six months ended June 30, 1999 respectively, as compared to 42.8% and 52.8%, respectively, for the corresponding periods in 1998. The sales mix of channel partners and other resellers may change from period to period.

     International sales represented 12.7% and 19.4% of the Company's total sales during the three and six months ended June 30, 1999, respectively, as compared to 6.6% and 6.5% during the three and six months ended June 30, 1998, respectively. The increase was due primarily to the timing of shipments to the European operations of one large U.S. based multinational customer representing 4.0% and 8.9% of the Company's total revenues for the three and six months ended June 30, 1999, respectively. Domestic sales represented 87.3% and 80.6% of the Company's total sales during the three and six months ended June 30, 1999, respectively, as compared to 93.4% and 93.5% of the Company's total sales for the three and six month periods ended June 30, 1998, respectively. The decrease in percentage of the Company's total sales in both the three and six month periods of 1999 was due primarily to export sales to the large multinational customer and lower sales to IBM.

     GROSS PROFIT

     Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to the Company's manufacturing and service employees.

     Gross profit decreased to $1.9 and $4.2 million for the three and six months ended June 30, 1999, respectively, from $2.7 and $4.4 million in the corresponding prior year periods. The lower gross profit for the three and six month periods ended June 30, 1999 was primarily due to lower sales revenue. Gross profit as a percentage of net revenues increased to 43.6% and 43.9% for the three and six months ended June 30, 1999, respectively, as compared to 38.0% and 34.9% for the three and six months ended June 30, 1998. The increase in margins during the three and six months ended June 30, 1999 compared to the same period of 1998 was primarily due to lower manufacturing and service overhead costs realized from the Company's expense reduction initiatives.

OPERATING EXPENSES

     Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including product prototypes and the depreciation and amortization of equipment and tools utilized in the development process. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility in accordance with Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. To date, $300,000 of externally acquired software has been capitalized. Research and development expenses decreased to $1.3 and $3.0 million for the three and six months ended June 30, 1999, respectively, as compared to $1.8 and $3.6 million for the comparable periods in 1998. The decreased expenditures for both the three and six month periods ended June 30, 1999 were due primarily to reduced headcount and lower utilization of outside consultants.

     Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $1.4 and $3.2 million for the three and six months ended June 30, 1999, respectively, as compared to $3.1 and $5.9 million for the comparable periods in 1998. The decrease in selling and marketing expenses for both the three and six month periods resulted primarily from headcount reductions and other cost reduction measures.

     General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenditures decreased slightly to $647,000 for the quarter ended June 30, 1999, as compared to $676,000 for the quarter ended June 30, 1998, and decreased to $1,261,000 for the six months ended June 30, 1999 from $1,318,000 for the six months ended June 30, 1998.

     During the fourth quarter of fiscal 1998, the Company implemented expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges and write-offs of assets no longer in use due to the reduction efforts. The components of the activity during the first and second quarters of 1999 were as follows (in thousands):

DESCRIPTION                                            ACCRUAL                              ACCRUAL
                                                     AT 12/31/98          ACTIVITY        AT 6/30/99
                                                     -------------       -------------    -------------
Severance and related expenses.....................       $  854              $(637)           $  217
Idle and excess facility charges
   and write-off of assets.........................        1,110               (161)              949
Other non-recurring charge........................            12                 15                27

                                                     -------------       -------------    -------------
Total..............................................       $1,976              $(783)           $1,193
                                                     -------------       -------------    -------------
                                                     -------------       -------------    -------------

     The Company expects all 1998 expense reduction program activities will be substantially completed during fiscal 1999. The Company will continue to evaluate and may adjust its organization and cost structure.

     Net interest income was $105,000 and $240,000 for the three and six months ended June 30, 1999, respectively, as compared to $219,000 and $473,000 for the three and six months ended June 30, 1998, respectively. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

     INCOME TAXES

     The provisions for income taxes in 1998 and 1999 represent minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company's principal sources of liquidity consisted of $10.3 million of cash and cash equivalents and a $3 million secured bank line of credit which expires in April 2000. There were no borrowings outstanding as of June 30, 1999.

     During the six months ended June 30, 1999, cash utilized by operating activities was $3.8 million, compared to $2.4 million in the corresponding period in 1998. The increased cash utilization resulted primarily from increases in accounts receivable of $724,000 and decreases in accounts payable of $1,608,000 and accrued severance and restructuring of $783,000 partially offset by lower inventories of $747,000, and prepaid expenses of $263,000 and higher deferred revenues of $595,000. At June 30, 1999 the Company had no material commitments for capital expenditures.

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

HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

     The Company has experienced operating losses since inception, with, in recent years, operating losses of, $11.6 million in 1996, $18.0 million in 1997 and $16.3 million in 1998 and $3.0 million for the six months ended June 30, 1999. As of June 30, 1999, the Company had an accumulated deficit of approximately $57.4 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by the Company's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; the rate of migration of IBM customers to frame relay; production or quality problems; changes in material costs; impact of Year 2000 compliance problems on the networking industry and the Company's customers, disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers continue to account for a large percentage of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

DEPENDENCE ON THE IBM CUSTOMER BASE

     The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products or other suppliers' products. IBM has sold the Company's FrameNode-Registered Trademark- product family under the name IBM Nways 2218. The agreement between IBM and the Company expired in March 1999. Sales to IBM respectively accounted for 1.7%, 14.1%, 16.5% and 4.9% of the Company's net revenues in the six months ended June 30, 1999 and fiscal years 1998, 1997 and 1996, respectively, and are expected to decline further in 1999. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, or that IBM will not endorse the products of competitors or networking solutions not offered by the Company. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

     During the the six months ended June 30, 1999 and for the fiscal year 1998, sales of frame relay access products, which enable systems network architecture
(SNA) and client/server internet-working over frame relay, represented approximately 45% and 49%, respectively, of the Company's net revenues. The market for SNA-over-frame relay products is evolving. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay rather than remaining on leased line networks or selecting newer and/or alternative technologies. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

     The Company's channel partners and other resellers account, and are expected to continue to account, for a large percentage of the Company's net revenues, including most of its sales outside of the United States. Sales through channel partners and other resellers accounted for 51.6%, 62.5%, 67.0% and 85.7% of net revenues of the Company for the six months ended June 30, 1999 and fiscal years 1998, 1997 and 1996, respectively. Current partners include Sprint, MCI, Intermedia Communications, Electronic Data Systems, Diebold and Wang Global. The Company has also sold its products through OEM relationships with IBM and 3Com among others. The agreement between IBM and Sync expired in March 1999 and was not renewed. Sales to IBM accounted for 1.7%, 14.1%, 16.5% and 4.9% of the Company's net revenues for the first six months of 1999 and for the fiscal years 1998, 1997 and 1996, respectively. Sales to 3Com accounted for 4.3%, 2.6%, 6.5% and 19.2% of the Company's net revenues for the first six months of 1999 and fiscal years 1998, 1997 and 1996, respectively. 3Com has discontinued its support for the Company's products. Accordingly, the Company believes that revenue derived from sales to 3Com and IBM will represent a small percentage of total revenue.

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

     The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company has evaluated all of its business critical systems, internal information and non-information systems, and most of its non-critical systems through inquiries with the respective manufacturers and testing or the completion of other verification procedures. Substantially all of the Company's critical systems have been verified to meet the Company's Year 2000 requirements and the Company's non-critical systems are expected to be made fully compliant by December 31, 1999. The Company believes that several manufacturers of the Company's systems have already updated their products to comply with the Year 2000 issue or will make updates available by the end of 1999, or relatively low cost alternative solutions may be available. However, there can be no assurance that any such updates will be completed on a timely basis, if at all, or at a reasonable cost, or that such updates will work as anticipated in the year 2000.

     The Company relies on third party suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company is continuing to make inquiries and evaluate the Year 2000 compliance of all of its significant vendors and service providers upon which it relies. The Company intends to establish contingency plans to provide for alternative sources as necessary. Even where assurances have been received, the Company remains subject to the risk that Year 2000 matters could negatively affect such companies and, therefore, could cause delays in timely delivery of products and services to the Company and have a material adverse effect on the Company.

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

     Many of the Company's customers and prospective customers are expected to devote a substantial portion of their information systems budgets to the Year 2000 problem, and, as a result, spending may be diverted from wide area networking solutions. In addition, the Company's customers, which consists primarily of mid size to large enterprises operating business critical applications over the wide area networks that are supported by the Company's products, may be less willing to purchase wide area networking products or otherwise implement new network solutions during the second half of 1999 in anticipation of the Year 2000. The Company relies on a large variety of business enterprises such as customers, suppliers, creditors, financial organizations, and domestic and international governmental entities, for the accurate exchange of data. Any disruption in the computer systems of any of these third parties could materially and adversely affect the Company. Due to the Company's focus on the wide area networking market, which is vulnerable to technological issues involving the Year 2000, substantially all of the Company's revenues may be at risk.

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

INTENSE COMPETITION

     The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Nortel; FRAD providers, such as Hypercom, Motorola ISG and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Netscout, Digital Link, Racal, AT&T Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, IBM and the Company's other channel partners. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with mid-sized and large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's channel partners have in the past developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

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

DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

     Sales to customers outside of the United States accounted for approximately 19.4%, 6.9%, 19.1% and 12.7% of the Company's net revenues for the six months ended June 30, 1999 and fiscal years 1998, 1997 and 1996, respectively. The increase in International Sales in 1999 resulted primarily from sales related to the European operations of one large U.S. based multinational customer. The Company expects that international sales may represent an important percentage of net revenues in future periods. The near-term outlook on the Company's sales to the Pacific Rim, which represented approximately 5.0% of the Company's net revenues for the first six months of 1999 and 3.7% of the Company's net revenues in 1998, remains uncertain.

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

NASDAQ STOCK LISTING

     The Company's common stock is listed and traded on the Nasdaq National Market. On January 4, 1999, the Company received a letter from Nasdaq notifying the Company that it has failed to maintain a closing bid price of greater than $1.00 in accordance with the Nasdaq listing requirements. In order to comply with the Nasdaq listing requirements, on June 28, 1999 the Company implemented a 1 for 5 reverse stock split that was approved by its shareholders at the Company's Annual Meeting on June 11, 1999. As a result of the reverse stock split, the Company has maintained its stock price above the $1 per share minimum level, and accordingly, has been informed by Nasdaq that it currently meets the requirements for continued listing. However, there can be no assurance that the Company will meet the minimum closing bid price or any other Nadaq listing requirements on an ongoing basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH FOREIGN EXCHANGE

     In the first six months of 1999, approximately 19.4% of the Company's net revenues were derived from sales to international customers, primarily in Europe and the Pacific Rim. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's sales are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

     The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than six months. At June 30, 1999, investments were as follows ($ in millions):

                                                                                 AVERAGE
                                                                     AVERAGE     INTEREST    FAIR
                                                           BALANCE   MATURITY    RATE        VALUE
                                                           -------   --------    --------    -----
Short-term debt instruments and money market funds           $10.3   2 months      5%        $10.3

                              SYNC RESEARCH, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. SACV97-877 AHS(Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central District of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 17, 1999, the U.S. District Court issued an order granting the Company's motion to dismiss the first amended complaint, granting leave to amend. The plaintiffs filed a second amended complaint on March 22, 1999. The Company and the other defendants have moved to dismiss the second amended complaint; which currently is scheduled for hearing on September 13, 1999. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  AMENDMENT TO ARTICLES

     On June 25, 1999 the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company pursuant to which effective as of June 28, 1999, each outstanding share of the Company's Common Stock was converted into 0.20 of a share of Common Stock.

     (d)  USE OF PROCEEDS

     In connection with its initial public offering in 1995, the Company filed a Registration Statement on Form S-1, SEC File No. 33-96910 (the "REGISTRATION STATEMENT"), which was declared effective by the Commission on November 8, 1995. Pursuant to the Registration Statement, the Company registered and sold 2,585,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering was completed on November 9, 1995. The aggregate offering price of the registered shares was $51,700,000. The managing underwriters of the offering were BancAmerica Robertson, Stephens (formerly Robertson, Stephens & Company), BT Alex. Brown (formerly Alex. Brown & Sons Incorporated) and Dain Rauscher Wessels (formerly Wessels, Arnold & Henderson). From November 9, 1995 to June 30, 1999, the Company incurred the following expenses in connection with the offering:

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

     The net offering proceeds to the Company after deducting the total expenses above were $47,168,529. From November 9, 1995 to June 30, 1999, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

Construction of plant, building and facilities...........................................     $   853,660
Purchase and installment of machinery and equipment......................................       4,054,353
Acquisition of other business(es)........................................................       5,338,000
Working capital..........................................................................      (4,247,846)
Operating losses.........................................................................      41,170,362
                                                                                              -----------
      Total..............................................................................     $47,168,529(1)
                                                                                              -----------
                                                                                              -----------

--------------------
     (1) Excludes operating losses, capital expenditures and working capital changes of Tylink Corporation

     ("Tylink") prior to the Company's acquisition of Tylink in August 1996.

     In addition, the Company used aggregate proceeds of $850,154 to make departing payments to departing officers. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 11, 1999 the Company held its annual meeting of stockholders. At the annual meeting, the Company's stockholders approved the following matters by the following votes:

         1.    Election of the following directors of the Company

               Nominees                     For               Against           Abstentions      Broker Nonvotes
               --------             ----------------------------------------------------------------------------
               Gregorio Reyes              14,165,509           519,151                 0                   0
               Charles A. Haggerty         14,222,076           462,584                 0                   0
               William J. Schroeder        14,098,112           586,548                 0                   0

         2. Amendment to the Company's Certificate of Incorporation effecting a one for five reverse stock split.

                                            For               Against           Abstenstions     Broker Nonvotes
                                    ----------------------------------------------------------------------------
                                           13,341,801         1,316,158            26,701                   0

         3. Ratification of appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1999.

                                            For               Against           Abstenstions     Broker Nonvotes
                                    ----------------------------------------------------------------------------
                                           14,522,333            78,092            84,235                   0

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS

      3.1         Certificate of Amendment of Amended and Restated Certificate of
                  Incorporation.

      3.2         Amended and Restated Bylaws.

     10.15        Amendment to Loan and Security Agreement between the Company and
                  Silicon Valley Bank dated April 14, 1999.

     10.39        Settlement Agreement and Mutual Release with James D. McNally dated
                  April 13, 1999.

     10.40        Amended and Restated Management Agreement between the Company and
                  Richard Martin dated April 9, 1999.

     27.1         Financial Data Schedule.

     (b)REPORTS ON FORM 8-K

     No Reports on Form 8-K were filed during the quarter ended June 30, 1999.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SYNC RESEARCH, INC.


                                By:          /s/ William K. Guerry
                                      ----------------------------------------
                                                William K. Guerry
                                    VICE PRESIDENT OF FINANCE AND ADMINISTRATION
                                              AND CHIEF FINANCIAL OFFICER
                                      (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
Date: August 16, 1999                     FINANCIAL AND ACCOUNTING OFFICER)