Form 10-Q
period 1999-09-30
SYNC RESEARCH INC
filed 1999-11-15
CIK 1000695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -----------------------------

                                    FORM 10-Q
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR

    / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO .

                        COMMISSION FILE NUMBER 000-26952

                         -----------------------------

                               SYNC RESEARCH, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                   33-0676350
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

                                    12 MORGAN
                                IRVINE, CA 92618
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (949) 588-2070

                         -----------------------------

         Indicate by check (x) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                          Yes  X            No
                             -----            -----

As of October 30, 1999, 3,477,871 shares of the Registrant's Common Stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SYNC RESEARCH, INC.

                                      INDEX


                                                                                                                  Page
                                                                                                                  ----

Part I.      Financial Information..........................................................................        3

  Item 1.    a)      Condensed consolidated balance sheets at September 30, 1999 (unaudited) and December
                     31, 1998...............................................................................        3
             b)      Condensed consolidated statements of operations (unaudited) for the three and nine
                     months ended September 30, 1999 and 1998...............................................        4
             c)      Condensed consolidated statements of cash flows (unaudited) for the nine months ended
                     September 30, 1999 and 1998............................................................        5
             d)      Notes to condensed consolidated financial statements...................................        6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........        9

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       21

Part II.     Other Information..............................................................................       22

  Item 1.    Legal Proceedings..............................................................................       22

  Item 2.    Changes in Securities and Use of Proceeds......................................................       22

  Item 3.    Defaults upon Senior Securities................................................................       22

  Item 4     Submission of Matters to a Vote of Security Holders............................................       22

  Item 5.    Other Information..............................................................................       22

  Item 6.    Exhibits and Reports on Form 8-K...............................................................       22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SYNC RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                                                                September 30,      December 31,
                                                                                                      1999              1998
                                                                                              ----------------  ----------------
                                                                                                   (UNAUDITED)
Current assets:
   Cash and cash equivalents................................................................          $9,266           $14,135
   Accounts and other receivables, net......................................................           3,266             2,443
   Inventories..............................................................................           5,030             6,111
   Prepaid expenses and other current assets................................................             357               808
                                                                                             ----------------  ----------------

Total current assets........................................................................          17,919            23,497
Furniture, fixtures and equipment, net......................................................           1,770             3,247
Other assets................................................................................              91                47
                                                                                             ----------------  ----------------
Total assets................................................................................         $19,780           $26,791
                                                                                             ================  ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................................         $ 2,219           $ 3,138
   Accrued  compensation and related costs..................................................             800               956
   Accrued severance and restructuring costs................................................             410             1,976
   Deferred revenue and customer deposits...................................................           2,125             2,063
   Other accrued liabilities................................................................             326               975
   Current maturities of capitalized lease obligations......................................              54                52
                                                                                             ----------------  ----------------
Total current liabilities...................................................................           5,934             9,160
Capitalized lease obligations, less current maturities......................................              18                60
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares-2,000
      Issued and outstanding shares-none....................................................               -                 -
  Common stock, $.005 par value:
     Authorized shares-10,000
     Issued and outstanding shares- 3,479 at September 30, 1999
      and 3,491 at December 31, 1998........................................................              18                17
   Additional paid-in capital...............................................................          71,929            71,958
   Deferred compensation....................................................................               -                (7)
   Accumulated deficit......................................................................         (58,119)          (54,397)
                                                                                             ----------------  ----------------
Total stockholders' equity..................................................................          13,828            17,571
                                                                                             ----------------  ----------------
Total liabilities and stockholders' equity..................................................         $19,780           $26,791
                                                                                             ================  ================




                             See accompanying notes.

                               SYNC RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            For the three months ended             For the nine months ended
                                                                  September 30,                          September 30,
                                                      --------------------------------------- -----------------   ----------------
                                                            1999                 1998               1999               1998
                                                      ------------------  ------------------- -----------------   ----------------
Net revenues                                                $ 4,422          $    7,541          $   13,933          $   20,227
Cost of sales                                                 2,327               4,612               7,663              12,870
                                                      ------------------  ------------------- -----------------   ----------------
Gross profit                                                  2,095               2,929               6,270               7,357

Operating expenses:
       Research and development                               1,263               1,869               4,289               5,428
       Sales and marketing                                    1,051               3,018               4,203               8,962
       General and administrative                               571                 889               1,832               2,207
       Non-recurring charges                                      _                   _                   _                 267
                                                      ------------------  ------------------- -----------------   ----------------
       Total operating expenses                               2,885               5,776              10,324              16,864
                                                      ------------------  ------------------- -----------------   ----------------

Operating loss                                                 (790)             (2,847)             (4,054)             (9,507)

Interest income, net                                             95                 223                 335                 697
                                                      ------------------  ------------------- -----------------   ----------------

Loss before income taxes                                       (695)             (2,624)             (3,719)             (8,810)

Provision for income taxes                                        _                   _                   2                   2

                                                      ------------------  ------------------- -----------------   ----------------

Net loss                                                    $  (695)         $    (2,624)        $   (3,721)         $   (8,812)
                                                      ==================  =================== =================   ================

Basic and diluted net loss per share                        $ (0.20)         $     (0.75)        $    (1.07)         $    (2.55)
                                                      ==================  =================== =================   ================


Shares used in computing net loss per share                   3,468                3,479               3,483              3,474

                                                      ==================  =================== =================   ================




                             See accompanying notes.

                               SYNC RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                   --------------------------
                                                                                                   1999           1998
                                                                                              -------------  -------------
OPERATING ACTIVITIES
   Net loss..................................................................................     $ (3,721)       $(8,812)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..........................................................        1,054          1,381
      Provision for losses on accounts receivable............................................          151             17
      Deferred compensation expense..........................................................            7             21
  Changes in operating assets and liabilities, net:
      Accounts and other receivables.........................................................         (974)         1,876
      Inventories............................................................................        1,081            987

      Prepaid expenses and other current assets..............................................          451           (247)
      Accounts payable and accrued liabilities...............................................       (1,568)           742
      Accrued severance and restructuring....................................................       (1,116)             -
      Accrued compensation and related costs.................................................         (156)            38
      Deferred revenue.......................................................................           62           (582)
        Other................................................................................          (44)             -
                                                                                              -------------  -------------
Net cash used in operating activities........................................................       (4,773)        (4,579)

INVESTING ACTIVITIES
   Purchases of furniture, fixtures and equipment, net.......................................          (28)        (1,222)

FINANCING ACTIVITIES
   Repurchase of common stock................................................................         (136)             -
   Payments on capitalized lease obligations.................................................          (40)           (43)
   Proceeds from common stock options exercised and employee stock                                     108            178
        purchase plan........................................................................
                                                                                              -------------  -------------
Net cash provided by (used in) financing activities..........................................          (68)           135
                                                                                              -------------  -------------

Net decrease in cash and cash equivalents....................................................       (4,869)        (5,666)
Cash and cash equivalents at beginning of period.............................................       14,135         21,734
                                                                                              -------------  -------------

Cash and cash equivalents at end of period...................................................       $9,266        $16,068
                                                                                              =============  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid.............................................................................         $  6           $ 39
                                                                                              =============  =============

   Income taxes paid.........................................................................         $ 14           $ 16
                                                                                              =============  =============


                             See accompanying notes.

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.        BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. The condensed consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results to be expected for the full year.

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

3.        FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):


                                                                              September 30,      December 31,
                                                                                  1999                1998
                                                                            ---------------   ---------------
Equipment acquired under capital leases...................................         $   275           $   275
Furniture and fixtures....................................................             558               848
Computer equipment and software...........................................           7,385             7,462
Leasehold improvements....................................................             167             1,109
                                                                            ---------------   ---------------
                                                                                     8,385             9,694
Accumulated depreciation and amortization.................................          (6,615)           (6,447)
                                                                            ---------------   ---------------
                                                                                   $ 1,770           $ 3,247
                                                                            ===============   ===============

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4.        INVENTORIES

         Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):


                                                                                 September 30,       December 31,
                                                                                       1999                1998
                                                                               ----------------    ----------------
Raw materials.............................................................           $   2,971           $   2,983
Work in process...........................................................                 264                 752
Finished goods............................................................               1,795               2,376
                                                                               ----------------    ----------------
                                                                                     $   5,030           $   6,111
                                                                               ================    ================


5.        PER SHARE INFORMATION

         Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. All share amounts have been adjusted to reflect the implementation of the Company's one for five reverse stock split on June 28, 1999.

6.        CREDIT AGREEMENT

         In April 1999, the Company entered into a new $3,000,000 credit agreement with a bank. Outstanding borrowings under this credit agreement are secured by substantially all of the Company's assets and are subject to an interest rate equal to the Bank's prime rate plus one half percent. The agreement expires in April 2000. There were no borrowings outstanding as of September 30, 1999.

7.        LITIGATION

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 17, 1999, the U.S. District Court issued an order granting the Company's motion to dismiss the first amended complaint, granting leave to amend. The plaintiffs filed a second amended complaint on March 22, 1999. The Company and the other defendants have moved to dismiss the second amended complaint. The Court has taken defendants' motion under submission and no hearing date is set. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.



8.       LEASE COMMITMENTS

         In July 1999, the Company executed an agreement to terminate its existing headquarters facility lease and enter into a new five year lease on another facility. In addition, the Company extended a portion of its Norton facility lease for a period of three years. As a result, the future minimum operating lease commitments as of September 30, 1999 are as follows:




                    YEARLY TOTALS

                         10/99 - 12/99              $   76,354
                         2000                          311,263
                         2001                          316,694
                         2002                          288,514
                         2003                          238,639
                         Thereafter                 $  153,075


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

OVERVIEW

         Sync develops and sells frame relay access devices (FRADs), circuit management probe products, digital transmission devices and supporting software. The Company follows a sales strategy relying primarily on a direct sales force and leveraging resellers, distributors, and carriers as delivery channels for its products. Current partners include Sprint, MCI, Intermedia Communications, Electronic Data Systems, and Diebold.

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

         Net revenues for the third quarter of 1999 were $4.4 million, compared to net revenues of $7.5 million for the quarter ended September 30, 1998. Net revenues for the nine months ended September 30, 1999 were $13.9 million, compared to $20.2 million for the comparable period in 1998. The decrease in net revenues in the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 was due primarily to decreased sales of frame relay access and circuit management products resulting from the completion in 1998 of one large project through IBM and several other large projects. This decrease was partially offset by an increase in service revenues. Sales to IBM and one large end user customer decreased significantly to 1.2% and 11.1% of the Company's total revenue for the three months ended September 30, 1999, respectively, as compared to 13.4% and 15.2%, respectively, for the three months ended September 30, 1998. For the nine months ended September 30, 1999 sales to IBM and one large end user customer were 1.5% and 8.8%, respectively, as compared to 16.4% and 21.0% for the nine months ended September 30, 1998.

         Sales to three customers accounted for 17.9%, 15.7% and 11.1% of revenues for the quarter ended September 30, 1999. Sales to two customers aggregated 15.2% and 13.4% of revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, one customer represented 11.0% and for the comparable prior year period two customers represented 21.0% and 16.4% of the Company's net sales.

Net revenues by product group for the three months ended September 30, 1999 and 1998 were as follows ($ in thousands):


                                                                 1999          %         1998         %
                                                               ----------   ---------  ----------  ---------
Frame relay access products...................................    $1,491         34%      $3,288        44%
Circuit management products...................................     1,031         23%       2,252        30%
Transmission products.........................................       272          6%         571         7%
Other (including service revenue).............................     1,628         37%       1,430        19%
                                                               ----------   ---------  ----------  ---------
                                                                  $4,422        100%      $7,541       100%
                                                               ==========   =========  ==========  =========


Net revenues by product group for the nine months ended September 30, 1999 and 1998 were as follows ($ in thousands):


                                                                 1999          %         1998         %
                                                               ----------   ---------  ----------  ---------
Frame relay access products...................................    $5,720         41%     $10,894        54%
Circuit management products...................................     2,386         17%       4,207        21%
Transmission products.........................................       869          6%       1,432         7%
Other (including service revenue).............................     4,958         36%       3,694        18%

                                                               ----------   ---------  ----------  ---------
                                                                 $13,933        100%     $20,227       100%
                                                               ==========   =========  ==========  =========



         The percentage of net revenues represented by sales through channel partners and other resellers was 41.5% and 48.4% for the three and nine months ended September 30, 1999, respectively, as compared to 45.6% and 50.1%, respectively, for the corresponding periods in 1998. The sales mix of channel partners and other resellers may change from period to period.

         International sales represented 7.3% and 15.6% of the Company's total sales during the three and nine months ended September 30, 1999, respectively, as compared to 6.8% and 6.6% during the three and nine months ended September 30, 1998, respectively. The increase was due primarily to the timing of shipments to the European operations of one large U.S. based multinational customer representing 2.3% and 6.8% of the Company's total revenues for the three and nine months ended September 30, 1999, respectively. Domestic sales represented 92.7% and 84.4% of the Company's total sales during the three and nine months ended September 30, 1999, respectively, as compared to 93.5% and 93.4% for the three and nine month periods ended September 30, 1998, respectively. The decrease in both the three and nine month periods of 1999 was due primarily to export sales to the large multinational customer and lower sales to IBM.

         GROSS PROFIT

         Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to the Company's manufacturing and service employees.

         Gross profit decreased to $2.1 and $6.3 million for the three and nine months ended September 30, 1999, respectively, from $2.9 and $7.4 million in the corresponding prior year periods. The lower gross profit for the three and nine month periods ended September 30, 1999 was primarily due to lower sales revenue. Gross profit as a percentage of net revenues increased to 47.4% and 45.0% for the three and nine months ended September 30, 1999, respectively, as compared to 38.8% and 36.4% for the three and nine months ended September 30, 1998. The increase in margins during the three and nine months ended September 30, 1999 compared to the same period of 1998 was primarily due to lower manufacturing and service overhead costs realized from the Company's expense reduction initiatives.




OPERATING EXPENSES

         Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including product prototypes and the depreciation and amortization of equipment and tools utilized in the development process. It is the Company's policy to expense all research and development costs as incurred and to capitalize certain software development costs subsequent to the establishment of technological feasibility in accordance with Financial Accounting Standard No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. To date, $455,000 of externally acquired software has been capitalized. As a result of its cost reduction efforts, the Company recorded a reduction to the net book value of its capitalized software costs of $405,000 to reflect the decline in net realizable value of the assets. Research and development expenses decreased to $1.3 million and $4.3 million for the three and nine months ended September 30, 1999, respectively, as compared to $1.9 and $5.4 million for the comparable periods in 1998. The decreased expenditures for both the three and nine month periods ended September 30, 1999 were due primarily to reduced headcount and lower utilization of outside consultants resulting from the Company's expense reduction programs.

         Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and marketing activities. Selling and marketing expenses decreased to $1.1 and $4.2 million for the three and nine months ended September 30, 1999, respectively, as compared to $3.0 and $9.0 million for the comparable periods in 1998. The decrease in selling and marketing expenses for both the three and nine month periods resulted primarily from headcount reductions, changes in the mix of personnel utilized, reductions in advertising and certain other marketing expenditures and other cost reduction measures.

         General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenditures decreased to $571,000 for the quarter ended September 30, 1999, as compared to $889,000 for the quarter ended September 30, 1998, and decreased to $1.8 million for the nine months ended September 30, 1999 from $2.2 million for the nine months ended September 30, 1998. The reductions were generally due to the Company's cost reduction efforts.

         During the fourth quarter of fiscal 1998, the Company implemented expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges and write-offs of assets no longer in use due to the reduction efforts. The components of the activity during the first, second and third quarters of 1999 were as follows (in thousands):


DESCRIPTION                                       ACCRUAL                                              ACCRUAL
                                                AT 12/31/98       ACTIVITY         ADJUSTMENTS        AT 9/30/99
                                                --------------    -----------                        --------------
Severance and related expenses...............          $ 854         $(906)              $100             $  48
Idle and excess facility charges
   and write-off of assets...................          1,110          (675)              (100)              335
Other non-recurring charge...................             12            15                                   27
                                                ==============    ===========                        ==============
Total........................................         $1,976       $(1,566)              $  -             $ 410
                                                ==============    ===========                        ==============

         The Company expects all 1998 expense reduction program activities will be substantially completed during fiscal 1999. The Company will continue to evaluate and may adjust its organization and cost structure.

         Net interest income was $95,000 and $335,000 for the three and nine months ended September 30, 1999, respectively, as compared to $223,000 and $697,000 for the three and nine months ended September 30, 1998, respectively. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

         INCOME TAXES

         The provisions for income taxes in 1998 and 1999 represent minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's principal sources of liquidity consisted of $9.3 million of cash and cash equivalents and a $3.0 million secured bank line of credit which expires in April 2000. There were no borrowings outstanding as of September 30, 1999.

         During the nine months ended September 30, 1999, cash utilized by operating activities was $4.8 million, compared to $4.6 million in the corresponding period in 1998. The increased cash utilization resulted primarily from increases in accounts receivable of $974,000 and decreases in accounts payable of $1,568,000 and accrued severance and restructuring of $1,565,000 partially offset by lower inventories of $1,081,000, and prepaid expenses of $451,000. At September 30, 1999 the Company had no material commitments for capital expenditures.

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

HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

         The Company has experienced operating losses since inception, with, in recent years, operating losses of, $11.6 million in 1996, $18.0 million in 1997 and $16.3 million in 1998 and $4.1 million for the nine months ended September 30, 1999. As of September 30, 1999, the Company had an accumulated deficit of approximately $58.1 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by the Company's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; the rate of migration of IBM customers to frame relay; production or quality problems; changes in material costs; impact of Year 2000 compliance problems on the networking industry and the Company's customers, disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers account for a large percentage of the Company's net revenues, gross profit as a percentage of net revenues may decline.

         The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months or over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. During the past year, the Company has shifted its efforts from a focus utilizing channel partners to one focused more on a direct sales model while utilizing channel partners for strategic opportunities and fulfillment. Accordingly, the Company's revenues in any period are highly dependent upon the sales efforts and success of the Company's direct sales force and those channel partners upon which it relies. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or alternative networking solutions or that the Company's channel partners and other resellers will continue to offer the Company's products. In addition, the Company has shifted its focus from large corporate Fortune 100 enterprises to the middle market enterprise; those companies with 50 to 500 remote locations. There can be no assurance that the middle market enterprise prospect customers will select the Company's products as compared to alternative product offerings provided by other vendors. A significant portion of the Company's expenses are relatively fixed in advance, based in large part on the Company's forecasts of future sales. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

DEPENDENCE ON THE IBM CUSTOMER BASE

         The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. Thus, the Company faces the risks associated with a relatively concentrated customer base, including the possibility that larger IBM customers may migrate to frame relay at a slower-than-expected rate, if at all, and the possibility that IBM customers may purchase IBM-sponsored frame relay products other than Sync products or other suppliers' products. IBM has sold, in the past, the Company's FrameNode(R) product family under the name IBM Nways 2218. The agreement between IBM and the Company expired in March 1999. Sales to IBM accounted for 1.5%, 14.1%, 16.5% and 4.9% ,respectively of the Company's net revenues for the nine months ended September 30, 1999 and fiscal years 1998, 1997 and 1996, respectively. On August 31, 1999, IBM announced its intention to discontinue support for many of its wide area network products and in lieu of such support entered into an arrangement with Cisco Systems to transition its customers and prospects towards solutions provided by Cisco. The Company has relied on IBM products, in certain circumstances, to provided support for Sync products at the customer's data center. Due to the IBM announcement, the Company will need to enhance its product capability to include interoperability with products provided by vendors other than IBM. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the IBM/ Cisco relationship will not adversely impact the Company's ability to sell its products, or that the Company will be able to sufficiently provide for interoperability between its products and products provided by vendors other that IBM. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

 UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

         During the nine months ended September 30, 1999 and for the fiscal year 1998, sales of frame relay access products, which enable systems network architecture (SNA) and client/server internet-working over frame relay, represented approximately 41% and 49%, respectively, of the Company's net revenues. The market for SNA-over-frame relay products is maturing. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay rather than remaining on leased line networks or selecting newer and/or alternative technologies. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition.

 UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION

         The Company currently derives substantially all of its revenues from its frame relay access, circuit management, transmission and other products and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of, and continuing demand for, these products, is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include the extent to which frame relay is adopted for mission-critical applications, the availability and price of competing products and technologies, announcements by IBM relating to products, services or pricing relevant to the Company, the success of the sales efforts of the Company and its resellers and tariff rates for carrier services. Moreover, the Company's operating history in the WAN internetworking market and its resources are limited relative to certain of its current and potential competitors. The Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

 DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

         The Company's channel partners and other resellers account, and are expected to continue to account, for a significant percentage of the Company's net revenues, including most of its sales outside of the United States. Sales through channel partners and other resellers accounted for 48.4%, 62.5%, 67.0% and 85.7% of net revenues of the Company for the nine months ended September 30, 1999 and fiscal years 1998, 1997 and 1996, respectively. Current partners include Sprint, MCI, Intermedia Communications, Electronic Data Systems, and Diebold. The Company has also sold its products through OEM relationships with IBM and 3Com among others. The agreement between IBM and Sync expired in March 1999 and was not renewed. Sales to IBM accounted for 1.5%, 14.1%, 16.5% and 4.9% of the Company's net revenues for the first nine months of 1999 and for the fiscal years 1998, 1997 and 1996, respectively.

         The Company's agreements with its channel partners and other resellers do not restrict the sale of products that compete with those of the Company. Each of the Company's channel partners or other resellers can cease marketing the Company's products at the reseller's option, under certain conditions, with limited notice and with little or no penalty. In addition, these agreements generally provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period, do not require minimum purchases, prohibit distribution of certain products by the Company through certain categories of third parties under certain conditions and provide for manufacturing rights and access to source code upon the occurrence of specified conditions or defaults.

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

         The Company relies on a number of computer systems and applications to operate and monitor all major aspects of its business. The Company has evaluated all of its business critical systems, internal information and non-information systems, and most of its non-critical systems through inquiries with the respective manufacturers and testing or the completion of other verification procedures. Substantially all of the Company's critical systems have been verified to meet the Company's Year 2000 requirements and the Company's non-critical systems which require compliance are expected to be made fully compliant by December 31, 1999.

         The Company relies on third party suppliers for the management and control of fabrication, assembly and testing of substantially all of the Company's products. The Company is continuing to make inquiries and evaluate the Year 2000 compliance of all of its significant vendors and service providers upon which it relies. All of the Company's key vendors have represented to the Company the achievement of substantial compliance and the expectation that the Year 2000 will not materially impact product delivery. As a result, the Company has determined that contingency plans to provide for alternative sources are not required at this time. Even where assurances have been received, the Company remains subject to the risk that Year 2000 matters could negatively affect such companies and, therefore, could cause delays in timely delivery of products and services to the Company and have a material adverse effect on the Company.

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

 DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

         Sales to customers outside of the United States accounted for approximately 15.6%, 6.9%, 19.1% and 12.7% of the Company's net revenues for the nine months ended September 30, 1999 and fiscal years 1998, 1997 and 1996, respectively. The increase in international sales in 1999 resulted primarily from sales related to the European operations of one large U.S. based multinational customer and sales to its reseller partner in South Korea. The Company expects that international sales may represent an important percentage of net revenues in future periods. Sales levels to customers in the Pacific Rim countries, which represented approximately 4.7% of the Company's net revenues for the first nine months of 1999 and 3.7% of the Company's net revenues in 1998, remain uncertain.

         Historically, the Company's international sales have been conducted primarily through independent distributors. The Company intends to continue to market its products in foreign countries in the future through its channel partners. Failure of these resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions. The Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies, as has occurred recently in several Asian markets, could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, currency exchange fluctuations, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

 DEPENDENCE ON KEY PERSONNEL

         The Company's success depends, to a significant degree, upon the continued contributions of its key management, sales, marketing, research and development and manufacturing personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel, and development engineers. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During 1999, the Company has undergone moderate personnel turnover in research and development, sales, and other functional areas. During 1998 and 1999, the Company also experienced significant turnover in the composition of its executive officers. Two of the current three executive officers, including the President and Chief Executive Officer, have been officers of the Company for less than a year. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

 NASDAQ STOCK LISTING

         The Company's common stock is listed and traded on the Nasdaq National Market. On January 4, 1999, the Company received a letter from Nasdaq notifying the Company that it has failed to maintain a closing bid price of greater than $1.00 in accordance with the Nasdaq listing requirements. In order to comply with the Nasdaq listing requirements, on June 28, 1999 the Company implemented a 1 for 5 reverse stock split that was approved by the Company's stockholders at the Annual Meeting on June 11, 1999. As a result of the reverse stock split, the Company has maintained its stock price above the $1 per share minimum level, and accordingly, has been informed by Nasdaq that it currently meets the requirements for continued listing. However, there can be no assurance that the Company will meet the minimum closing bid price or any other NASDAQ listing requirements on an ongoing basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 RISKS ASSOCIATED WITH FOREIGN EXCHANGE

         In the first nine months of 1999, approximately 15.6% of the Company's net revenues were derived from sales to international customers, primarily in Europe and the Pacific Rim. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's sales are denominated in U.S.
dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

         The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than three months. At September 30, 1999, investments were as follows ($ in millions):


                                                                                              AVERAGE
                                                                                 AVERAGE     INTEREST       FAIR
                                                                    BALANCE      MATURITY      RATE        VALUE
                                                                    -------      --------    --------      -----
Short-term debt instruments and money market funds                    $8.6       2 months       5%          $8.6

                               SYNC RESEARCH, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs. Sync Research, Inc., et al., No. On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On February 17, 1999, the U.S. District Court issued an order granting the Company's motion to dismiss the first amended complaint, granting leave to amend. The plaintiffs filed a second amended complaint on March 22, 1999. The Company and the other defendants have moved to dismiss the second amended complaint. The Court has taken defendants' motion under submission and no hearing date is set. The complaint seeks to recover damages in an unspecified amount. The Company intends to defend this lawsuit vigorously.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)EXHIBITS

       *10.15 Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 1999

        10.41 Third Amendment to Lease for 10c Commerce Way, Norton, MA dated July 28, 1999

        10.42 Standard Industrial Lease for 12 Morgan, Irvine, CA dated July 19, 1999


        27.1   Financial Data Schedule.

       * Re-filed in order to include certain material excluded from previous filing.

    (b)REPORTS ON FORM 8-K

       No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SYNC RESEARCH, INC.

                               By:              /s/ William K. Guerry
                                         ---------------------------------------
                                                   William K. Guerry
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                              AND CHIEF FINANCIAL OFFICER
                                        (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
Date: November 15, 1999                    FINANCIAL AND ACCOUNTING OFFICER)

                                                                  1476-10Q-0999