Form 10-K
period 1999-12-31
SYNC RESEARCH INC
filed 2000-03-24
CIK 1000695

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 6, 2000 was approximately $13,665,348 as of such date. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 3,516,899 shares of Registrant's Common Stock issued and outstanding as of March 6, 2000.

                                     PART I

ITEM 1.  BUSINESS

         Except for the historical information contained herein, the matters discussed in this document are forward-looking statements. The Company wishes to alert readers that the factors set forth in Item 7, under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," including but not limited to fluctuations in operating results and market conditions in the networking industry, involve risks and uncertainties and could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

OVERVIEW

         Sync Research, Inc. ("Sync" or the "Company") develops, manufactures, markets, supports and sells wide-area network ("WAN") access and management products and services designed to economically and reliably support business critical applications across carrier provided packetized transmission services, such as frame relay.

         As data bandwidth requirements increase, telecommunications service providers, traditionally carriers, have implemented frame relay data services in an effort to develop new revenue sources and improve competitiveness. Frame relay, a low-latency, frame-switched WAN protocol, has experienced rapid growth due to its speed and economy, stability, its deployment flexibility, and its ability to combine incompatible "protocols," such as International Business Machines Corporation ("IBM") mainframe Systems Network Architecture ("SNA") and client/server Transmission Control Protocol/Internet Protocol ("TCP/IP"), onto a single telecommunications circuit. Frame relay represents a cost-effective and stable technology, that provides a smooth migration to asynchronous transfer mode ("ATM") and other broadband services generally used in the backbone of many of these service providers.

         The Company's strategy is to produce highly reliable and value-added network access devices and management software applications that are engineered to support mission-critical applications over frame relay and other digital services at the lowest possible overall cost of ownership. The Company's FrameNode-TM- line of frame relay access devices ("FRADs") and frame relay access routers converge business critical SNA, IP/IPX and voice/fax branch applications across frame relay. Sync's circuit management solutions consists of WAN probes and application software that improve the availability and performance of frame relay networks by providing extensive problem isolation and troubleshooting capabilities and proactive performance and service-level management. Sync's TyLink-Registered Trademark- line of digital transmission products including data service units and channel service units ("DSU/CSU") and Integrated Services Digital Network ("ISDN") termination products, are the basic elements that provide low cost connectivity to a digital WAN.

         Today, many mainframe or similarly hosted data networks use expensive leased lines to connect remote sites to central computing facilities or data centers. Due to favorable carrier pricing and technical suitability, frame relay is a less expensive, more efficient, direct substitute for such traditional leased line connections and due to its maturity, is very stable as compared to other technology based alternatives, including the internet or other IP based services.

         Sync follows a sales strategy relying primarily on a direct sales force and leveraging resellers, distributors, OEM partners and a number of Regional Bell Operating Companies ("RBOCs") and Interexchange Carriers ("IXCs") as delivery channels for its products. Current partners include, AT&T, MCI WorldCom ("MCI"), Electronic Data Systems, Unisys and Diebold. The Company believes that its relationships provide sufficient alternative channels of fulfillment to serve the needs of middle and upper market customers. The Company utilizes a distribution and value-added reseller ("VAR") channel and will utilize the internet as the primary distribution channels for its digital transmission products.

         Sync does not have any dedicated international sales offices, however, the Company sells its products through partners and resellers located in Europe including Germany, France, UK and Ireland and in the Pacific Rim.

INDUSTRY BACKGROUND

SNA FOR BUSINESS CRITICAL APPLICATIONS
         Historically, organizations have predominantly performed their business-critical data processing predominantly on hierarchical, centralized computer systems, mainly IBM mainframe or similar systems. These transaction-oriented data processing applications have traditionally supported such critical functions as branch banking, credit transactions, retail point-of-sale transactions, inventory management and airline reservations. Wide-area networks have been built to provide access to these applications from geographically-dispersed branch offices in a "hub and spoke" model, in which as many as several thousand remote sites are connected to one or two data processing centers.

         The critical nature of these business applications requires that host-based systems deliver high availability with efficient and predictable response times. IBM's SNA was designed and developed specifically to deliver these benefits to remote terminals communicating across the current wide-area network infrastructures, primarily leased lines. SNA has been widely deployed as a network architecture for corporate wide-area networks since the late 1970s.

EMERGENCE OF IP AND CLIENT/SERVER COMPUTING
         In the late 1980s, "client/server" computing emerged, expanding capabilities of software applications and ease of local interconnection through local area networks ("LANs"). To facilitate support, scalability and security, client/server networks are being implemented by corporations in topologies that parallel the traditional leased-line hub and spoke model of the mainframe SNA network. In addition, as users increasingly demand higher bandwidth, savings and quality, carriers and service providers are rolling out new packet based voice and data services, including Asynchronous Digital Subscriber Line (ADSL), etc.

OUTSOURCING OF NETWORK SERVICES

         Continuing deregulation and reformation within the worldwide telecommunications market has resulted in a dramatic increase in the number of carriers, service providers and other companies that outsource networking and telecommunications support and services. In order to differentiate their services, these "Service Providers" have deployed new data transport networks based on packet and cell switched technologies; specifically frame relay, Internet Protocol ("IP"), ATM and ADSL. Many end user organizations ("End Users") have found these services to be cost-effective alternatives to private leased line networks and have migrated all or part of their WAN infrastructures including the planning, provisioning and management of their networks to their Service Provider. These services often bundle telecommunications services with the components necessary to connect customer sites to the network.

         The shift from leased lines to these services has created a number of challenges for End Users and Service Providers alike. Since a significant portion of their WAN infrastructure is now controlled and managed by their Service Providers, End Users have diminished visibility and control of mission-critical applications that traverse the public switched virtual network
(PSVN). In turn, Service Providers have increased responsibility for end user application performance and higher service level commitments, especially in connection with managed network services offerings.

THE SYNC SOLUTION

         Sync is a provider of WAN access, internetworking and management products and related services that enable business-critical SNA and client/server applications to be safely deployed over frame relay or other packetized transmission services. Sync's products allow organizations to leverage the performance, utility and cost advantages of these networks, while maintaining the robustness, reliability and responsiveness of SNA and preserving the sizable investment in legacy SNA applications, equipment, management automation, diagnostic tools and staff training.

PRODUCTS

         Sync's current product offerings have focused almost exclusively on the growing frame relay marketplace. The Company's product portfolio targets three distinct frame relay market related opportunities. Combined, the products offer a broad single vendor solution for deployment and support of mission-critical applications over frame relay.

ACCESS INTERNETWORKING SOLUTIONS

         The FrameNode-Registered Trademark- FRADs and frame relay access routers reduce duplication in networks and recurring telecommunications costs by converging SNA, legacy and client/server (IP/IPX) branch applications across a frame relay WAN using a single access trunk. Sync FrameNodes-Registered Trademark- successfully combine deterministic SNA transactions with bursty and bandwidth-demanding client/server transmissions through a traffic prioritization and bandwidth allocation capability.

         Sync provides a broad range of serial-to-LAN conversion products under the ConversionNode-TM- product name. The ConversionNode-TM- enables SNA and other legacy serial controllers to interoperate over router-based internetworks by providing serial-to-LAN conversion. It supports a wide-array of legacy controllers, including SNA, asynchronous BSC3270 and BSC/RJE.

         A number of large IBM-centric customers, such as Bear Sterns, First Union Corporation ("First Union"), Electronic Data Systems, Experian, and VISA International, have selected Sync's frame relay solutions.

CIRCUIT MANAGEMENT SOLUTIONS

         Sync's circuit management technology consists of a series of WAN monitoring probes and graphical applications. Together, these components allow End Users to improve network availability and performance and reduce network operating costs by enhancing problem isolation, identification and troubleshooting and providing performance and service-level management capabilities.

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

PRODUCT STRATEGY

         Sync has developed a multifaceted product strategy that the Company believes addresses many of the issues that are important to successful deployment of frame relay (and IP) connectivity: access circuit and service-level management, and high-speed digital transmission. The Company is focusing its new product development efforts on creating new product capabilities in these three areas. During 1999, the Company released its 4300 and 3700 families of integrated frame relay access products, which combine the feature and functions of its frame relay access products, circuit management and digital transmission products with alternative ISDN and Async point-to-point
(PPP) backup capabilities into one combined solution. The Company believes this product provides a cost-effective solution that enhances high availability through alternative bandwidth functionality. Going forward, Sync plans to continue to leverage its technology strengths through the development of products that support for higher speeds and increase its capabilities in supporting Internet Protocol based applications. The Company expects that the first of these new products will begin to become available to the general market during mid 2000. However, there can be no assurance that the Company will be able to introduce these new products on a timely basis, if at all, or that these products will gain market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Rapid Technological Change and New Products."

CUSTOMERS AND MARKETS

         Sync's three core WAN technologies: access internetworking, circuit management and digital transmission are targeted at two macro markets: enterprise middle market end user customers and service providers serving such customers.

ENTERPRISE END USER CUSTOMERS

         Sync's strategy is to provide a comprehensive product solution for safely migrating mission-critical SNA and IP/IPX applications to frame relay and other WAN technologies. In addition, the Company offers a broad range of services to complement its products, including network design consulting, remote network monitoring, onsite maintenance and technical assistance. The Company believes that advantages to its customers include improved network reliability, improved efficiencies in circuit and bandwidth utilization, and reduced capital, telecommunications and operating costs. Sync has been successful in winning several large end-user customers, however, the Company's primary focus is at the AS400 enterprise user and middle market companies with 25 to 500 branch sites. Many of these companies host their business critical applications on a centralized basis in a leased line environment and can benefit from Sync's solutions to provide a cohesive convergence of SNA and IP applications across the same network. In addition, the Company believes that the larger telecommunications equipment companies do not adequately serve these mid-sized enterprises.

SERVICE PROVIDERS

         The FrameNode-Registered Trademark- is also designed to be an effective customer premises equipment (CPE) solution for managed service offerings. In addition to its broad support for SNA, IP/IPX and certain legacy protocols, it includes extensive end-to-end network management capabilities facilitate more reliable and consistent service to customers, improved efficiency in circuit and bandwidth provisioning, and reduced capital and operating costs for service providers.

         While enterprise customers view frame relay as a cost-effective vehicle for converging remote SNA and IP/IPX applications, Sync believes they will continue to demand the stability, resiliency and the management-rich attributes of their leased line networks. Sync's circuit management technology provides customers and service providers with the management capabilities necessary to maximize network performance and availability requirements.

CUSTOMER BASE

   The Company's products are used in a wide variety of industries worldwide by both End Users and Service Providers. The Company has been in, but not limited to, the banking and financial services; credit and transaction processing; manufacturing and industrial; insurance; retail and network; and application outsourcing industries. Sync's customer base includes but is not limited to, First Union Corporation, Wells Fargo, Visa International, First Data Resources, McJunkin Corporation, Piedmont Natural Gas, GEICO Insurance; Experian, Electronics Data Systems Corporation (EDS), Korea Telecom, and Rhodes/Helig Myers.

SALES AND PARTNER CHANNELS

         The Company follows a sales strategy relying primarily on a U.S. based direct sales force and leveraging resellers, distributors, and a number of Service Providers as delivery channels for its products, including several partners serving the international market. The Company utilizes a distribution and value-added reseller ("VAR") channel and will utilize the internet as the primary distribution channels for its digital transmission products. The Company has from time to time entered into OEM relationships with selected internetworking companies and will continue to develop such relationships as appropriate.

DIRECT SALES

         Sync's sales and marketing strategy focuses on developing relationships with end-user middle market enterprises through its direct sales organization to promote the Company's products and drive demand for Sync products and support channel partners. The primary roles of the Company's sales force are (i) to assist end user customers in addressing complex network problems; (ii) to differentiate the features and capabilities of the Company's products from competitive offerings; and (iii) provide support to channel partners as fulfillment channels in meeting the needs of end-user customers. The Company believes that its investment in direct sales enables the Company to monitor changing customer requirements. As of December 31, 1999, the Company had 12 domestic field sales and support personnel currently operating out of locations in 8 states. First Union Corporation, a direct sales customer, represented $1.8 million or 9.8% in 1999, $4.6 million or 18.5% in 1998, $1.5 million or 6.5% in 1997of the Company's net revenues.

CHANNEL PARTNERS AND OTHER RESELLERS

         The Company's indirect sales and marketing strategy focuses on establishing channel partnerships with selected, leading networking companies and carriers that serve the AS400 and/or middle market enterprises. Sync works with its channel partners in various activities, including joint sales calls, field training and support and custom product development. The Company currently maintains marketing and sales arrangements with Service Providers such as Sprint, MCI, Ameritech, EDS, Lucent Technologies and Datacomm Systems and various distributors and VAR's.

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


INTERNATIONAL SALES

         Sales to customers outside of the United States accounted for approximately $2.4 million, $1.7 million and $4.5 million, or 13.2%, 6.9% and 19.1% of the Company's net revenues in 1999, 1998 and 1997, respectively. The Company targets international sales on an opportunistic basis and has historically sold products internationally through partners and resellers. The Company will continue to work with select partners and resellers to generate sales in the European and Asian markets. At this time, international sales are expected to continue to represent a small portion of the Company's sales.

         The Company does not have any dedicated international sales offices, however, the Company sells its products through partners and resellers located in Europe including Germany, France, UK, and Ireland, and in the Pacific Rim.

         Certain business risks are inherent in international transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on and Risks Associated with International Sales."

CUSTOMER SERVICE

         The Company installs, maintains and supports products in the United States and in selected International locations with the Company's service and support personnel and through contracted service providers. The Company's resellers generally provide installation, maintenance and support services to their customers, with the Company providing backup support. Sync employs systems engineers to deliver network consulting services and assist End Users with pre-sales and post-sales support. As a result, the Company believes that these systems engineers are able to provide valuable input to the product development process based on their experience in the field. The Company also supports customers and sales personnel by providing remote telephone through its technical assistance centers in Irvine, California and Norton, Massachusetts. Through a digital dial-up network connection or a modem connection to the customer's system the Company's representatives remotely analyze and correct software, installation and configuration problems. The Company also offers on-site installation, technical assistance, consulting and repair services for fixed fees. The Company's customers may select among various levels of maintenance options. In certain cases the Company subcontracts with one of its third-party service providers for the provision of onsite installation and maintenance services. Sync provides its direct end user customers with a twelve to sixty month warranty, which commences on product shipment.

RESEARCH AND DEVELOPMENT

         The Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion enhancements to its existing products and new products that meet changing customer requirements and emerging industry standards. The Company intends to continue to make substantial investments in product and technology development. The Company monitors changing customer needs and intends to support industry standards and migrate to new wide-area networking protocols.

         The Company's research and development expenditures aggregated $5.5 million, $7.4 million and $7.2 million in 1999, 1998 and 1997, respectively. At December 31, 1999, 41 full-time employees were engaged in research and product development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Dependence on Key Personnel" and "Results of Operations."

         The Company is focusing its new product development efforts on creating new product capabilities. During 1999, the Company released its 4300 and 3700 families of integrated frame relay access products, which combine the feature and functions of its frame relay access products, circuit management and digital transmission products with alternative ISDN and Async PPP backup capabilities into one combined solution. The Company believes this product provides a cost-effective solution that enhances high availability through alternative bandwidth functionality. Going forward, Sync plans to continue to leverage its technology strengths through the development of products that support higher speeds and increase its capabilities in supporting Internet Protocol based applications. The Company expects that the first of these new products will begin to become available to the general market during mid-2000. However, no assurances can be given that the Company will be able to introduce any or all of these products on a timely basis, if at all. Also, there can be no assurance that the Company will be able to identify, develop, manufacture, market or support new products successfully, that such new products will gain market acceptance or that the Company will be able to respond effectively to technological changes, emerging industry standards, including new PSVN services, or product announcements by competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-Risk Factors-"Rapid Technological Change and New Products" and "Product Errors."

MANUFACTURING

         Sync's operational strategy continues to emphasize outsourcing of board-level manufacturing to reduce costs and to provide flexibility in meeting market demand. The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company designs substantially all of the hardware subassemblies for its products and has entered into arrangements with contract manufacturers to outsource substantial portions of its subassembly procurement, assembly and system test operations.

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

         Although the Company generally uses standard parts and components for its products, certain key components are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, selected other integrated circuits and cables, custom-molded plastics and custom-tooled sheet metal and limited-sourced components, including flash memories, dynamic random access memory (DRAM), printed circuit boards and selected integrated circuits. The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies. The Company directly buys final assembly parts, such as plastics and metal covers, cables and other parts used in final configurations. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. From time to time the Company has experienced shortages of certain components and has paid above-market prices to acquire such components on an accelerated basis or has experienced delays in fulfilling orders while waiting to receive the necessary components. Such shortages may occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's has obtained ISO 9001 certification for all of its facilities. The Company's inability to maintain certification of all of its facilities could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

         The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies such as Cisco Systems, Inc. ("Cisco") and Nortel, FRAD providers such as Hypercom Network Systems ("Hypercom"), Motorola Information Systems Group ("Motorola ISG"), and Cabletron Systems, Inc. ("Cabletron"), and circuit management and digital transmission providers such as Visual Networks, Inc. ("Visual Networks"), NetScout, Digital Link Corporation ("Digital Link"), Racal Datacom, Inc., AT&T Paradyne ("Paradyne") and Adtran, Inc. ("Adtran"), among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, the Company's channel partners. Certain of these companies have announced products and intentions to enter the frame relay access or circuit management market.

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

         Sync believes that the principal competitive factors in its market are expertise and familiarity with SNA networks and protocols, expertise and knowledge with high capacity mission-critical network issues and solutions, product performance, features, functionality and reliability, price, overall cost of ownership, timeliness of new product introductions, adoption of emerging industry standards, service, support, size and installed base. The Company believes that it generally is competitive with respect to most of these factors. However, there can be no assurance that the Company will be able to compete successfully in the future.

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

EMPLOYEES

         As of December 31, 1999, the Company employed 103 persons, including 41 in engineering, 21 in sales and marketing, 29 in operations and 12 in finance and administration. There can be no assurance that the Company will be successful in retaining its key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations" and "Risk Factors-Dependence on Key Personnel."

ITEM 2.  PROPERTIES

         The Company leases approximately 24,000 square feet of space for the Company's headquarters facility in Irvine, California. The current lease on the Irvine facility expires in August 2004. In addition, the Company's Tylink operation leases an industrial building in Norton, Massachusetts. This building lease expires at the end of July 2002. The Company also has sales and support offices in 8 other states.

ITEM 3.  LEGAL PROCEEDINGS

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division.

The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On January 28, 2000 the court dismissed the complaint with prejudice. Plaintiffs have appealed the dismissal. There is no date scheduled for the hearing on the appeal

         There are no other material legal proceedings to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's common stock is listed on the Nasdaq Stock Market and trades under the symbol SYNX. The following table presents the high and low closing sale prices for the Company's common stock for the periods indicated. All sales prices have been adjusted to reflect the Company's one for five reverse stock split effected in June 1999.

                                                         HIGH        LOW
                                                         -----      -----
 1999
   Q1..............................................      $6.56      $2.97
   Q2..............................................       3.59       1.87
   Q3..............................................       2.75       1.94
   Q4..............................................       3.25       2.19
 1998
   Q1..............................................      19.38      11.71
   Q2..............................................      20.31      10.44
   Q3..............................................      19.38       6.88
   Q4..............................................       7.81       3.56


         The Company had 218 stockholders of record and 2,776 beneficial shareholders as of March 6, 2000.

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

             ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data has been derived from, and are qualified by reference to, the audited financial statements of the Company and reflects the merger with Tylink in August 1996, which was accounted for using the pooling-of-interests method. The data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                                               YEARS ENDED DECEMBER 31
                                                          -------------------------------------------------------------
                                                           1999          1998        1997         1996          1995
                                                          -------       -------     -------      -------        -------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues........................................     $ 18,152     $  24,702    $ 23,256      $36,346        $34,933
Cost of sales.......................................        9,905        15,850      14,724       19,995         17,584
                                                         --------     ---------    --------      -------        -------
Gross profit........................................        8,247         8,852       8,532       16,351         17,349
Operating expenses:
   Research and development.........................        5,503         7,420       7,195        7,687          5,636
   Selling and marketing............................        5,136        11,851      14,318       14,484         11,248
   General and administrative.......................        2,284         3,048       3,741        5,795          2,871
   Non-recurring charges............................            -         2,852       1,241            -              -
                                                         --------     ---------    --------      -------        -------
         Total operating expenses...................       12,923        25,171      26,495       27,966         19,755
                                                         --------     ---------    --------      -------        -------
Operating loss......................................       (4,676)      (16,319)    (17,963)     (11,615)        (2,406)
Interest income, net................................          408           875       1,455        2,184            461
                                                         --------     ---------    --------      -------        -------
Loss before income taxes............................       (4,268)      (15,444)    (16,508)      (9,431)        (1,945)
Provision for income taxes..........................            6             2           -            2             45
                                                         --------     ---------    --------      -------        -------
Net loss                                                 $ (4,274)    $ (15,446)   $(16,508)     $(9,433)       $(1,990)
                                                         ========     =========    ========      =======        =======
Basic and diluted net loss per share................     $  (1.22)    $   (4.44)   $  (4.81)     $ (3.04)       $ (2.31)
                                                         ========     =========    ========      =======        =======
Shares used in computing net loss per share
   (1)..............................................        3,493         3,479       3,434        3,258          1,364
                                                         ========     =========    ========      =======        =======


                                                                              YEARS ENDED DECEMBER 31
                                                          ------------------------------------------------------------
                                                            1999         1998        1997          1996          1995
                                                          -------      -------      -------      -------       -------
      BALANCE SHEET DATA:                                                      (IN THOUSANDS)

      Cash and cash equivalents.....................      $ 8,632      $14,135      $21,734      $35,874       $50,633
      Working capital...............................       11,611       14,337       28,718       44,336        58,260
      Total assets..................................       19,197       26,791       38,495       55,692        66,672
      Capitalized lease obligations, less current
         maturities.................................            7           60          111          146           398
      Mandatorily redeemable preferred stock........            -            -            -            -         5,591
      Total stockholders' equity....................       13,291       17,571       32,818       48,803        54,862


         Certain prior year amounts have been reclassified to conform with the current year presentation.

--------------------------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Sync develops and sells frame relay access devices (FRADs), circuit management probe products, digital transmission devices and supporting software. The Company follows a sales strategy relying primarily on a direct sales force and leveraging resellers, distributors, and carriers as delivery channels for its products. Current partners include AT&T, MCI, Electronic Data Systems, Unisys and Diebold.

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

HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

         The Company has experienced operating losses since inception, with, in recent years, operating losses of, $4.7 million in 1999, $16.3 million in 1998 and $18.0 million in 1997. As of December 31, 1999, the Company had an accumulated deficit of approximately $58.7 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by the Company's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers account for a large percentage of the Company's net revenues, gross profit as a percentage of net revenues may decline.

         The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months to over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. During the past year, the Company has shifted its efforts from a focus utilizing channel partners to one focused more on a direct sales model while utilizing channel partners for strategic opportunities and fulfillment. Accordingly, the Company's revenues in any period are highly dependent upon the sales efforts and success of the Company's direct sales force and those channel partners upon which it relies. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or solutions or that the Company's channel partners and other resellers will continue to offer the Company's products. In addition, the Company has shifted its focus from large corporate Fortune 100 enterprises to the middle market enterprise; those companies with 50 to 500 remote locations. There can be no assurance that the middle market enterprise prospect customers will select the Company's products as compared to alternative product offerings provided by other vendors.Significant portions of the Company's expenses are relatively fixed. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

UNCERTAIN MARKET FOR FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

         During 1999, 1998 and 1997, sales of frame relay access products, which enable multiprotocol (IP, IPX and SNA) internet-working over frame relay, represented approximately 37.7%, 49.2% and 43.1%, respectively, of the Company's net revenues. The market for SNA-over-frame relay products is maturing. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay rather than remaining on leased line networks or selecting newer and/or alternative technologies. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition. The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. IBM has sold, in the past, the Company's FrameNode-Registered Trademark- product family under the name IBM Nways 2218. The agreement between IBM and the Company expired in March 1999. Sales to IBM accounted for 0.8%, 14.1% and 16.5% of the Company's net revenues in 1999, 1998 and 1997, respectively. On August 31, 1999, IBM announced its intention to discontinue support for many of its wide area network products and in lieu of such support entered into an arrangement with Cisco Systems to transition its customers and prospects towards solutions provided by Cisco. The Company has relied on IBM products, in certain circumstances, to provide support for Sync products at the customer's data center. Due to the IBM announcement, the Company will need to enhance its product capability to include interoperability with products provided by vendors other than IBM. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the IBM/ Cisco relationship will not adversely impact the Company's ability to sell its products, or that the Company will be able to sufficiently provide for interoperability between its products and products provided by vendors other that IBM. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

 UNCERTAIN MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; PRODUCT CONCENTRATION

         The Company currently derives substantially all of its revenues from its frame relay access, circuit management, transmission and related services and expects that revenues from these products will continue to account for substantially all of its revenues for the foreseeable future. Broad market acceptance of, and continuing demand for, these products, is, therefore, critical to the Company's future success. Factors that may affect the market acceptance of the Company's products include the extent to which frame relay is adopted for mission-critical applications, the availability and price of competing products and technologies, services or pricing relevant to the Company, the success of the sales efforts of the Company and its resellers and tariff rates for carrier services. Moreover, the Company's operating history in the WAN internetworking market and its resources are limited relative to certain of its current and potential competitors. The

Company's future performance will also depend in part on the successful development, introduction and market acceptance of new and enhanced products. Failure of the Company's products to achieve market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

         The Company's channel partners and other resellers account, and are expected to continue to account, for a relatively large percentage of the Company's net revenues, including most of its sales outside of the United States. Sales through channel partners and other resellers accounted for 47.1%, 62.5% and 67.0% of net revenues of the Company in 1999, 1998 and 1997, respectively. Current partners include AT&T, MCI, Electronic Data Systems, Unisys and Diebold. The Company has also sold its products through OEM relationships with IBM among others. The agreement between IBM and Sync expired in March 1999. Sales to IBM accounted for 0.8%, 14.1% and 16.5% of the Company's net revenues for in 1999, 1998, and 1997, respectively.

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

         Many of the Company's channel partners and resellers offer alternative solutions, designed by themselves or third parties and have pre-existing relationships with current or potential competitors of the Company. Certain of the Company's former channel partners have developed competitive products and terminated their relationships with the Company, and such developments could occur in the future.

         The Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, as channel partners and other resellers continue to account for a relatively large portion of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

PRODUCT ERRORS

         Products as complex as those offered by the Company may contain undetected software or hardware errors. Such errors have occurred in the past, and there can be no assurance that, despite testing by the Company and customers, errors will not be found after commencement of commercial shipments. Moreover, there can be no assurance that once detected, such errors can be corrected in a timely manner, if at all. Software errors may take several months to correct, if they can be corrected at all, and hardware errors may take even longer to rectify. The occurrence of such software or hardware errors, as well as any delay in correcting them, could result in the delay or loss of market acceptance of the Company's products, additional warranty expense, diversion of engineering and other resources from the Company's product development efforts or the loss of credibility with the Company's end-user customers, channel partners and other resellers, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

INTENSE COMPETITION

         The market for communications products is intensely competitive and subject to rapid technological change and emerging industry standards. The Company's current competitors include internetworking companies, such as Cisco and Nortel; FRAD providers, such as Hypercom, Motorola and Cabletron; and circuit management and digital transmission providers such as Visual Networks, Netscout, Digital Link, Racal, Paradyne and Adtran, among others. Potential competitors include other internetworking and WAN access and transmission companies, frame relay switch providers, and the Company's other channel partners. Many of the Company's current and potential competitors have longer operating histories and greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than does the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Many also have long-standing customer relationships with mid-sized and large enterprises that are part of the Company's target market, and these relationships may make it more difficult to complete sales of the Company's products to these enterprises. Further, certain of the Company's former channel partners have developed competitive products and terminated their relationships with the Company, and such developments could occur in the future. As a consequence of all these factors, the Company expects increased competition which could result in significant price competition, reduced profit margins or loss of market share and could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully in the future.

DEPENDENCE ON CONTRACT MANUFACTURERS

         The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company has entered into arrangements with contract manufacturers to outsource substantial portions of its board level procurement, assembly and system test operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts. Any manufacturing delays, excess manufacturing capacity or inventories or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON SUPPLIERS

         Certain key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, single-sourced components include programmable integrated circuits, selected other integrated circuits and cables, custom-molded plastics and custom-tooled sheet metal, and limited-sourced components include flash memories, DRAMs, printed circuit boards and selected integrated circuits. The Company generally relies upon contract manufacturers to buy component parts that are incorporated into board assemblies. The Company buys directly final assembly parts, such as plastics and metal covers, cables and other parts used in final configurations. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any loss of a supplier, increase in lead times, cost increases, component supply interruption, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, operating results and financial condition. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components, and suppliers may demand longer lead times, higher prices or termination of contracts. From time to time the Company has experienced shortages of certain components and has paid above-market prices to acquire such components on an accelerated basis or has experienced delays in fulfilling orders while waiting to obtain the necessary components. Such shortages may occur in the future and could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

         Sales to customers outside of the United States accounted for approximately $2.4 million, $1.7 million and $4.5 million, or 13.2%, 6.9% and 19.1% of the Company's net revenues in 1999, 1998 and 1997 respectively. The Company targets international sales on an opportunistic basis and has historically sold products internationally through partners and resellers. The Company will continue to work with select partners and resellers to generate sales in the European and Asian markets. At this time, international sales are expected to continue to represent a small portion of the Company's sales.

         Failure of the Company's international partners and resellers to market the Company's products internationally or the loss of any of these resellers could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's ability to increase sales of its products to international end users may be limited if the carrier services, such as frame relay, or protocols supported by the Company's products are not widely adopted internationally. A number of additional risks are inherent in international transactions, including currency valuation. Company's international sales currently are U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. International sales may also be limited or disrupted by the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political instability, trade restrictions and changes in tariffs. In addition, sales in Europe and certain other parts of the world typically are adversely affected in the third quarter of each year as many customers and end users reduce their business activities during the summer months. These international factors could have a material adverse effect on future sales of the Company's products to international end users and, consequently, the Company's business, operating results and financial condition.

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

TARIFF AND REGULATORY MATTERS

         Rates for public telecommunications services, including features and capacity of such services, are governed by tariffs determined by carriers and subject to regulatory approval. Future changes in these tariffs could have a material effect on the Company's business. For example, should tariffs for frame relay services increase relative to tariffs for dedicated leased lines, the cost-effectiveness of the Company's products could be reduced, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations defined by the Federal Communications Commission and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by the various European Community telecommunications authorities. In addition, carriers require that equipment connected to their networks comply with their own standards. Any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition.

DEPENDENCE ON KEY PERSONNEL

         The Company's success depends, to a significant degree, upon the continued contributions of its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. During 1999, the Company has undergone significant personnel turnover in research and development, sales, and other functional areas and the Company experienced significant turnover in the composition of its executive officers. Such turnover has affected the Company's ability to successfully develop new products and generate additional business. Two of the current three executive officers have been officers of the Company for less than a year. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

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

NASDAQ STOCK LISTING

         The Company's common stock is listed and traded on The Nasdaq Stock Market. On January 4, 1999, the Company received a letter from Nasdaq notifying the Company that it has failed to maintain a closing bid price of greater than $1.00 in accordance with the Nasdaq listing requirements. In order to comply with the Nasdaq listing requirements, on June 28, 1999 the Company implemented a 1 for 5 reverse stock split that was approved by the Company's stockholders at the Annual Meeting on June 11, 1999. As a result of the reverse stock split, the Company has maintained its stock price above the $1 per share minimum level, and, accordingly, was informed by Nasdaq that it had met the requirements for continued listing. However, there can be no assurance that the Company will meet the minimum closing bid price or any other Nasdaq listing requirements on an ongoing basis.

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

RESULTS OF OPERATIONS

         COMPARISON OF 1999 AND 1998 RESULTS

         NET REVENUES. The Company derives its revenues primarily from sales of advanced wide-area networking products, which are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the term of the maintenance period, which is typically 12 months. Service revenues for training, installation and consulting services are recognized when the service is performed.

         Net revenues in 1999 were $18.2 million, a decrease from net revenues of $24.7 million in 1998. Net revenues by product group for the years ended December 31, 1999 and 1998 were as follows ($ in thousands):

                                                              1999           %        1998          %
                                                           -------       ------    -------      ------
         Frame relay access products..................      $6,837        37.7%    $12,145       49.2%
         Circuit management products..................       3,372        18.6       5,344       21.6
         Transmission products........................       1,187         6.5       2,041        8.3
         Service and other............................       6,756        37.2       5,172       20.9
                                                           -------       ------    -------      ------
                                                           $18,152       100.0%    $24,702      100.0%
                                                           -------       ------    -------      ------
                                                           -------       ------    -------      ------

         The decrease in product revenues was primarily due to completion of several large projects in 1998. The increase in service and other revenue represents higher service revenues resulting from the emphasis in selling support and consulting services during 1999.

         The percentage of net revenues represented by sales through channel partners and other resellers declined to 47.1% in 1999 from 62.5% in 1998. Sales to IBM accounted for 0.8% and 14.1% of the Company's net revenues in 1999 and 1998. The agreement between IBM and Sync expired in March 1999. The Company expects that average selling prices may continue to decline and that sales through channel partners and other resellers may continue to account for a relatively large portion of net revenues; however, the mix of sales among channel partners and other resellers may change from period to period.

         International sales accounted for 13.2% of net revenues in 1999, as compared to 6.9% of net revenues in 1998. The increase was primarily due to shipments for international locations of a U.S. based customer

         GROSS PROFIT. Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to employees in the Company's manufacturing and service organizations.

         Gross profit decreased to $8.2 million for 1999 compared to $8.9 million in 1998, primarily as a result of the lower revenue levels. Gross profit as a percentage of net revenues increased to 45.4% in 1999 from 35.8% in 1998, due primarily to lower manufacturing overhead costs and an increase in higher margin service revenues.

         OPERATING EXPENSES. Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services, costs of materials utilized in the development of hardware products, including product prototypes, and the depreciation and amortization of equipment and tools utilized in the research and development process. Research and development expenses decreased to $5.5 million in 1999, from $7.4 million in 1998 due to the Company's cost reduction efforts and unstaffed development positions resulting from employee turnover.

         Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and trade show activities. Selling and marketing expenses decreased to $5.1 million in 1999 from $11.9 million in 1998 due primarily to the Company's cost reduction efforts and unstaffed sales positions resulting from employee turnover.

         General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenses decreased to $2.3 million in 1999 from $3.0 million in 1998. The decrease in general and administrative expenses was primarily due to the Company's cost reduction efforts.

         During the fourth quarter of fiscal 1998, the Company implemented additional expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges and write-offs of assets no longer in use due to the reduction efforts. The activity of the Company's cost reduction efforts are summarized as follows (in thousands):

                                                      ACCRUAL                        ACCRUAL
       DESCRIPTION                                AT 12/31/98      ACTIVITY      AT 12/31/99
       -----------                                -----------      --------      -----------
       Severance and related expenses.......        $    854         $(854)        $     -
       Idle and excess facility charges
         and write-off of assets............           1,110        (1,110)              -
       Other non-recurring charges..........              12           (12)              -
                                                    --------       -------         -------
       Total................................        $  1,976       $(1,976)        $     -
                                                    --------       -------         -------
                                                    --------       -------         -------

         The Company completed substantially all of its cost reduction measures during fiscal 1999. The Company will continue to evaluate and may adjust its organization and cost structure in the future.

         Net interest income was $0.4 million in 1999, as compared to $0.9 million in 1998. The decrease in interest income was primarily due to the Company's lower cash balances resulting from the use of cash to fund the Company's operating activities.

         INCOME TAXES. The provision for income tax in 1999 and 1998 represented minimum state taxes.

         COMPARISON OF 1998 AND 1997 RESULTS

         NET REVENUES. Net revenues in 1998 were $24.7 million, an increase from net revenues of $23.3 million in 1997. Net revenues by product group for the years ended December 31, 1998 and 1997 were as follows ($ in thousands):

                                                     1998        %          1997        %
                                                   -------     ------     -------     ------
         Frame relay access products............   $12,145       49.2%    $10,011       43.0%
         Circuit management products............     5,344       21.6       4,847       20.8
         Transmission products..................     2,041        8.3       4,394       18.9
         Service and other......................     5,172       20.9       4,004       17.3
                                                   -------     ------     -------     ------
                                                   $24,702      100.0%    $23,256      100.0%
                                                   -------     ------     -------     ------
                                                   -------     ------     -------     ------

         The increase in frame relay access and circuit management and service revenues, was due to several large orders placed and fulfilled during 1998. The reduction in transmission products reflects a reduction in sales of transmission products to the Pacific Rim caused by the continued currency and financial instability in the region.

         The percentage of net revenues represented by sales through channel partners and other resellers declined to 62.5% in 1998 from 67.0% in 1997. Sales to IBM accounted for 14.1% and 16.5% of the Company's net revenues in 1998 and 1997, respectively.

         International sales accounted for 6.9% of net revenues in 1998, as compared to 19.1% of net revenues in 1997 primarily due to a decrease in sales to the Pacific Rim due to economic conditions in that region.

         GROSS PROFIT. Gross profit increased slightly to $8.9 million for 1998 compared to $8.5 million in 1997. Gross profit as a percentage of net revenues decreased to 35.8% for the year ended December 31, 1998 from 36.7% for the year ended December 31, 1997, due primarily to increased discounts to IBM in 1998, as well as a decrease in average selling prices.

         OPERATING EXPENSES. Research and development expenses increased slightly to $7.4 million for the year ended December 31, 1998, from $7.2 million for the year ended December 31, 1997.

         Selling and marketing expenses decreased to $11.9 million for the year ended December 31, 1998 from $14.3 million for the year ended December 31, 1997. The decreased expenses resulted primarily from sales and marketing consultant and employee headcount reductions.

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

       The non-recurring charges taken in 1998 and 1997 were as follows (in thousands):

                                                 ACCRUAL                                       ACCRUAL
       DESCRIPTION                             AT 12/31/97      CHARGE        ACTIVITY       AT 12/31/98
       -----------                             -----------      ------        --------       -----------
       Severance and related expenses.......      $ 354         $ 1,210       $  (710)         $   854
       Idle and excess facility charges
         and write-off of assets............          9           1,547          (446)           1,110
       Other non-recurring charges..........          9              95           (92)              12
                                                  -----         -------       -------          -------
       Total................................      $ 372         $ 2,852       $(1,248)         $ 1,976
                                                  -----         -------       -------          -------
                                                  -----         -------       -------          -------

         In 1998, the Company completed its 1997 expense reduction program activities.

         Net interest income in 1998 decreased to $0.9 million from $1.5 million in 1997 primarily due to lower cash balances.

         INCOME TAXES. The provision for income tax in 1998 represented minimum state taxes. There were no provisions for income taxes in 1997.

INFLATION

         The effects of inflation have not historically had, and are not expected to have, a material effect on the Company's operating results or financial condition.

YEAR 2000 COMPLIANCE

         Many currently installed computer and telecommunications systems and software products were not designed to consider the impact of moving into the 21st century. To date, the Company has tested its products and internal systems for Year 2000 compliance and has verified that its significant vendors, customers and service provides or any other third party upon which it significantly relies have taken prudent measures to mitigate the risk of the Year 2000. The Company has not experienced or been informed of any significant Year 2000 issues that may directly or indirectly affect its business. The Company will continue to monitor and evaluate the impact of the Year 2000 upon its overall business as latent Year 2000 related issues may arise in the future.

         To date, the Company has not incurred substantial costs to address the Year 2000 issue and is unable to estimate the additional cost, if any, that may arise from Year 2000 related issues identified in the future.

         Despite the Company's efforts to address the Year 2000 impact on its products, internal systems and business operations, latent Year 2000 related issues may result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company's principal sources of liquidity consisted of $8.6 million of cash and cash equivalents. The Company also has available a $2 million secured bank line of credit which will expire in April 2000. There were no borrowings outstanding as of December 31, 1999.

         During 1999, cash used in operating activities was $4.8 million, compared to $6.5 million for fiscal 1998. Use of cash during 1999 resulted primarily from the Company's net loss of $4.3 and the payment of costs associated with the Company's restructuring plan. Capital expenditures during fiscal 1999 were $0.6 million, compared to $1.2 million for 1998. At December 31, 1999, the Company had no material commitments for capital expenditures.

         As of December 31, 1999, the Company's net working capital was $11.6 million, of which $8.6 million was invested in cash and cash equivalents, $3.2 million was invested in accounts receivable, and $5.1 million was invested in inventory. The Company believes that its available cash and cash equivalents will be sufficient to meet its working capital requirements at least through 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH FOREIGN EXCHANGE

         In 1999, approximately 13.2% of the Company's net revenues were derived from sales to international customers, primarily in the Pacific Rim and Europe. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's product sales are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

         The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than six months. At December 31, 1999, investments were as follows
($ in millions):

                                                                                             AVERAGE
                                                                                 AVERAGE     INTEREST      FAIR
                                                                     BALANCE     MATURITY      RATE        VALUE
                                                                     -------     --------    --------     ------
Short-term debt instruments and money market funds                     $8.6      2 months       5%          $8.6

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the financial statements and supplementary financial information that are attached hereto.

                           REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Sync Research, Inc.


         We have audited the accompanying consolidated balance sheets of Sync Research, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sync Research, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              Ernst & Young LLP

Orange County, California
January 28, 2000

                               SYNC RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                    DECEMBER 31
                                                                                               ------------------
                                                                                                 1999        1998
                                                                                               ------      ------
Current assets:
   Cash and cash equivalents.............................................................      $8,632     $14,135
   Accounts and other receivables, less allowance for doubtful accounts of $273 in 1999
      and $214 in 1998...................................................................       3,173       2,443
   Inventories...........................................................................       5,140       6,111
   Prepaid expenses and other current assets.............................................         565         808
                                                                                              -------     -------
      Total current assets...............................................................      17,510      23,497
Furniture, fixtures and equipment, net...................................................       1,632       3,247
Other assets.............................................................................          55          47
                                                                                              -------     --------
Total assets.............................................................................     $19,197     $26,791
                                                                                              =======     =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable......................................................................      $1,769      $3,138
   Accrued compensation and related costs................................................         736         956
   Accrued severance and restructuring costs.............................................           -       1,976
   Deferred revenue and customer deposits................................................       3,048       2,063
   Other accrued liabilities.............................................................         297         975
   Current maturities of capitalized lease obligations...................................          49          52
                                                                                               ------      ------
      Total current liabilities..........................................................       5,899       9,160
Capitalized lease obligations, less current maturities...................................           7          60
Commitments and contingencies (Note 7)
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares-2,000
      Issued and outstanding shares-none.................................................           -           -
   Common stock, $.001 par value:
      Authorized shares-50,000
      Issued and outstanding shares 3,505 in 1999 and 3,492 in 1998......................           4           3
   Additional paid-in capital............................................................      71,958      71,972
   Deferred compensation.................................................................           -          (7)
   Accumulated deficit...................................................................     (58,671)    (54,397)
                                                                                              -------     -------
      Total stockholders' equity.........................................................      13,291      17,571
                                                                                              -------     -------
Total liabilities and stockholders' equity...............................................     $19,197     $26,791
                                                                                              =======     =======


                             See accompanying notes.

                               SYNC RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                      YEARS ENDED DECEMBER 31
                                                                                              ------------------------------------
                                                                                                1999          1998          1997
                                                                                              -------       --------      --------

Net revenues..........................................................................        $18,152       $ 24,702      $ 23,256
Cost of sales.........................................................................          9,905         15,850        14,724
                                                                                              -------       --------      --------
Gross profit..........................................................................          8,247          8,852         8,532
Operating expenses:
   Research and development...........................................................          5,503          7,420         7,195
   Selling and marketing..............................................................          5,136         11,851        14,318
   General and administrative.........................................................          2,284          3,048         3,741
   Non-recurring charges..............................................................              -          2,852         1,241
                                                                                              -------       --------      --------
      Total operating expenses........................................................         12,923         25,171        26,495
                                                                                              -------       --------      --------
Operating loss........................................................................         (4,676)       (16,319)      (17,963)
Interest income, net..................................................................            408            875         1,455
                                                                                              -------       --------      --------
Loss before income taxes..............................................................         (4,268)       (15,444)      (16,508)
Provision for income taxes............................................................              6              2             -
                                                                                              -------       --------      --------
Net loss..............................................................................        $(4,274)      $(15,446)     $(16,508)
                                                                                              =======       ========      ========

Basic and diluted net loss per share..................................................        $ (1.22)        $(4.44)       $(4.81)
                                                                                              =======       ========      ========


Shares used in computing net loss per share...........................................          3,493          3,479         3,434
                                                                                              =======       ========      ========


                             See accompanying notes.

                               SYNC RESEARCH, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                      COMMON STOCK                    ADDITIONAL
                                                      ------------       DEFERRED      PAID-IN    ACCUMULATED
                                                    SHARES    AMOUNT   COMPENSATION    CAPITAL      DEFICIT      TOTAL
                                                    ------    ------   ------------    -------      -------      -----

   Balance at December 31, 1996..................      3,389        $3         $(156)     $71,399   $(22,443)     $48,803

   Exercise of warrants and common stock options.         68         1             -          187           -         188
   Repurchase of restricted stock................         (7)        -             -           (7)          -          (7)
   Issuance of stock under employee stock
      purchase plan..............................          8         -             -          263           -         263
   Amortization of deferred compensation.........          -         -            79            -           -          79

   Cancellation of options granted to employees..          -        (1)           43          (42)          -           -
   Net loss......................................          -         -             -            -    (16,508)     (16,508)
                                                      -------   -------       -------     --------   --------     --------
   Balance at December 31, 1997..................      3,458         3           (34)      71,800    (38,951)      32,818
   Exercise of warrants and common stock options.         27         -             -           56           -          56
   Repurchase of common stock....................         (4)        -             -          (17)          -         (17)
   Issuance of stock under employee stock
      purchase plan..............................         11         -             -          133           -         133
   Amortization of deferred compensation.........          -         -            27            -           -          27
   Net loss......................................          -         -             -            -    (15,446)     (15,446)
                                                      -------   -------       -------     --------   --------     --------
   Balance at December 31, 1998..................      3,492         3            (7)      71,972    (54,397)      17,571
   Exercise of warrants and common stock options.         62         1             -           75           -          76
   Repurchase of common stock....................        (64)        -             -         (136)          -        (136)
   Issuance of stock under employee stock
      purchase plan..............................         15         -             -           47           -          47
   Amortization of deferred compensation.........          -         -             7            -           -           7

   Net loss......................................          -         -             -            -     (4,274)      (4,274)
                                                      -------   -------       -------     --------   --------     --------
   Balance at December 31, 1999..................      3,505        $4         $   -      $71,958   $(58,671)     $13,291
                                                      =======   =======       =======     ========   ========     ========



                             See accompanying notes.

                               SYNC RESEARCH, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                YEARS ENDED DECEMBER 31
                                                                                        --------------------------------------
                                                                                          1999           1998           1997
                                                                                        --------      ---------      ---------
OPERATING ACTIVITIES
   Net loss......................................................................       $ (4,274)      $(15,446)      $(16,508)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..............................................          1,309          1,798          1,718
      Asset write-offs in connection with non-recurring charge...................            902            336              -
      Provision for losses on accounts receivable................................            225            298            223
      Deferred compensation expense..............................................              7             27             79
   Changes in operating assets and liabilities:
      Accounts and other receivables.............................................           (955)         1,916          2,707
      Inventories................................................................            971          1,260           (232)
      Prepaid expenses and other current assets..................................            243           (286)           (43)
      Accounts payable...........................................................         (1,369)           966         (1,812)
      Accrued compensation and related costs.....................................           (220)             7            (25)
      Accrued severance and restructuring........................................         (1,976)         1,604            372
      Deferred revenue...........................................................            985            631          1,006
      Other accrued liabilities..................................................           (678)           384             73
      Other......................................................................             (8)            (3)             3
                                                                                        --------      ---------      ---------
   Net cash used in operating activities.........................................         (4,838)        (6,508)       (12,439)
INVESTING ACTIVITIES
      Purchases of furniture, fixtures and equipment.............................           (596)        (1,214)        (1,315)
                                                                                        --------      ---------      ---------
   Net cash used in investing activities.........................................           (596)        (1,214)        (1,315)

FINANCING ACTIVITIES
      Net payments under credit agreements.......................................              -              -           (802)
      Payments on capitalized lease obligations..................................            (56)           (49)           (28)
      Repurchase of common stock.................................................           (136)           (17)            (7)
      Proceeds from common stock options and warrants exercised..................             76             56            188
      Proceeds from employee stock purchase plan.................................             47            133            263
                                                                                        --------      ---------      ---------
   Net cash provided by (used in) financing activities...........................            (69)           123           (386)
                                                                                        --------      ---------      ---------
   Net decrease in cash and cash equivalents.....................................         (5,503)        (7,599)       (14,140)
   Cash and cash equivalents at beginning of year................................         14,135         21,734         35,874
                                                                                        --------      ---------      ---------
   Cash and cash equivalents at end of year......................................       $  8,632      $  14,135      $  21,734
                                                                                        --------      ---------      ---------
                                                                                        --------      ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid..............................................................       $      8      $      41      $      30
                                                                                        --------      ---------      ---------
                                                                                        --------      ---------      ---------
      Income taxes paid..........................................................       $     14      $      15      $      11
                                                                                        --------      ---------      ---------
                                                                                        --------      ---------      ---------

                             See accompanying notes.

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY BACKGROUND

         Sync Research, Inc. (the "Company") develops, manufactures, markets, supports and provides wide-area network ("WAN") access and management products and services designed to economically and reliably support business critical applications across carrier provided packetized transmission services, such as frame relay.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Sync Research, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

         RECLASSIFICATIONS AND STOCK SPLIT

         Certain prior year amounts have been reclassified to conform with the current year presentation. The company effected a one for five reverse stock split in June 1999. All share and per share information in the accompanying financial statements have been restated to reflect this reverse stock split.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made in preparing the consolidated financial statements include the allowance for doubtful accounts, certain accrued liabilities, inventory reserves, and income tax valuation allowances.

         CASH AND CASH EQUIVALENTS

         The Company invests its excess cash in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings. The Company has established guidelines with respect to the diversifications and maturities that maintain safety and liquidity. The Company considers all highly liquid investments with an original maturity of 90 days or less and money market funds to be cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventories consisting primarily of computer hardware and components are as follows (in thousands):

                                                          DECEMBER 31
                                                       ----------------
                                                        1999      1998
                                                       ------    ------
   Raw materials...................................    $2,707    $2,983
   Work in process.................................       366       752
   Finished goods..................................     2,067     2,376
                                                       ------    ------
                                                       $5,140    $6,111
                                                       ------    ------
                                                       ------    ------

         REVENUE RECOGNITION

         The Company derives its revenues primarily from sales of wide-area networking hardware and software products, which are recognized upon shipment. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances are provided for at the date of sale. Service revenues from customer maintenance fees for ongoing customer support and product updates and installation or other assistance are recognized ratably over the term of the maintenance period, which is typically 12 months or as the work is performed.

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CAPITALIZED SOFTWARE

         Software development costs incurred subsequent to determination of technical feasibility are capitalized. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred between completion of the working model and the point at which the product is ready for initial shipment have historically not been significant. Amortization begins when products is available for general release to customers. The Company also capitalizes costs related to the purchase or license of software developed by third parties which are used in certain of its products. Such costs are amortized over the applicable license period or estimated useful life of the product. In connection with its cost reduction program, the Company wrote off $405,000 of its capitalized purchased software in 1999 as such software products were no longer supported.

         FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:


       Equipment acquired under capitalized leases           Term of lease (ranging from 3 to 5 years)
       Furniture and fixtures                                5 to 7 years
       Computers, software and equipment                     3 to 7 years
       Leasehold improvements                                Term of lease

         LONG-LIVED ASSETS

         Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If required, the recoverability test is performed at the lowest level practicable based on undiscounted net cash flows.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred. Continuous research and development is necessary for the Company to maintain its competitive position.

         WARRANTY

         The Company provides a warranty on all products and records a related provision for estimated warranty costs at the date of sale.

         INCOME TAXES

         Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established, when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes consists of the taxes payable and refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

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

         During the fourth quarter of fiscal 1998, the Company implemented additional expense reduction programs to reduce its overall cost structure and, as a result, recognized a $2.9 million non-recurring charge consisting of severance and related headcount reduction costs, idle and excess facility charges

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and write-offs of assets no longer in use due to the reduction efforts. The non-recurring charges taken in 1998 and 1997 are summarized as follows (in thousands):

                                      Accrual at                          Accrual at                  Accrual at
           Description                 12/31/97     Expense   Activity     12/31/98     Activity       12/31/99
           -----------                 --------     -------   --------     --------     --------       --------
Severance and related expenses            $354      $1,210      $(710)        $854        $(854)        $    -

Idle and excess facility                     9       1,547       (446)       1,110       (1,110)             -
chargesand write-off of assets

Other non-recurring charges                  9          95        (92)          12          (12)             -
                                          ----      ------    -------       ------      -------         ------
Total                                     $372      $2,852    $(1,248)      $1,976      $(1,976)        $    -
                                          ----      ------    -------       ------      -------         ------
                                          ----      ------    -------       ------      -------         ------

         In 1999, the Company completed its expense reduction program activities. The Company will continue to evaluate and may adjust its organization and cost structure.

         STOCK-BASED COMPENSATION

         The Company has elected to use the intrinsic value method described in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES(APB 25) and related Interpretations in accounting for its employee stock options.

          EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings(loss) per share is computed using the weighted average number of common shares and common share equivalents outstanding during the year and excludes the anti-dilutive effects of options.

2. FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                                     DECEMBER 31
                                                                                 -------------------
                                                                                  1999         1998
                                                                                 ------       ------
         Equipment under capital leases..................................          $275         $275
         Furniture and fixtures..........................................           559          848
         Computers, software and equipment...............................         7,239        7,462
         Leasehold improvements..........................................           415        1,109
                                                                                 ------       ------
                                                                                  8,488        9,694
         Accumulated depreciation and amortization.......................        (6,856)      (6,447)
                                                                                 ------       ------
                                                                                 $1,632       $3,247
                                                                                 ------       ------
                                                                                 ------       ------

3. CONCENTRATION OF BUSINESS AND CREDIT RISK

         The Company operates in a market which is subject to rapid technological advancement and competition. The introduction of technologically advanced products by competitorsand new technological developments could have a substantial impact on the future operations of the Company.

         A substantial portion of the Company's revenues are concentrated with a few communications, networking, and telecommunications companies and large enterprise end-user organizations. Sales to six customers represented 49.9% of the Company's total revenues in 1999. There was no single customer in 1999 that represented more than 10% of the Company's total revenues. Revenue from two customers represented 18.5% and 14.1% of the Company's total revenues in 1998. Sales to one customer represented 16.5% of total revenues in 1997.

         Accounts receivable represent the Company's only significant financial instrument with potential

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credit risk. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. Credit losses have been within management's expectations and within amounts provided through the allowances for doubtful accounts. To date, the Company has not experienced any material write-offs or collection problems. At December 31, 1999, five major customers represented 56.1% of total accounts receivable.

         The Company is dependent upon certain suppliers of key components and contract manufacturers.

         Revenues from foreign customers, primarily in Europe and the Pacific Rim, aggregated $2.4 million or 13.2% and $1.7 million or 6.9%, and $4.5 million or 19.1%, of revenues in 1999, 1998 and 1997, respectively.

4. INCOME TAXES

         A reconciliation of the provision for taxes based upon income at the U.S. federal statutory rate compared to the Company's effective tax rate follows (in thousands):

                                                                          DECEMBER 31
                                                                -------------------------------
                                                                 1999         1998       1997
                                                                -------      -------    -------
         Statutory federal benefit for income taxes......       $(1,451)     $(5,251)   $(5,613)
         Incentive stock option compensation.............             -            -       (142)
         State tax, net of federal benefit...............             1            2          -
         Tax effect of losses without current benefit....         1,421        5,278      5,722
         Other, net......................................            35          (27)        33
                                                                -------      -------    -------
                                                                $     6      $     2    $     -
                                                                -------      -------    -------
                                                                -------      -------    -------

         Significant components of the provision for income taxes are as follows (in thousands):

                                                                               DECEMBER 31
                                                                      ----------------------------
                                                                      1999         1998       1997
                                                                      ----         ----       ----
         Current:
            Federal.........................................           $ -           $ -       $ -
            State...........................................             6             2         -
                                                                       ---           ---       ---
         Total current......................................           $ 6           $ 2       $ -
                                                                       ---           ---       ---
                                                                       ---           ---       ---

         The Company has approximately $59 million of federal net operating loss carryforwards, including acquired net operating losses of an acquired entity, Tylink Corporation, which will begin to expire in 2006. Approximately $11 million of this loss carryforward is attributable to deductions from the exercise of non-statutory stock options. A valuation allowance has been established for the entire deferred tax asset related to these net operating losses. When realized, the federal and state tax benefits related to the reversal of this valuation allowance will be applied to reduce income tax expense, except for the portion of the net operating losses that relates to the deductions for the exercise of non-qualified stock options which will be directly credited to additional paid-in capital.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes are as follows (in thousands):

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      DECEMBER 31
                                                                                -----------------------
                                                                                  1999           1998
                                                                                --------       --------
Deferred tax assets:
      Allowance for doubtful accounts....................................       $    108       $     92
      Depreciation.......................................................            601            425
      Warranty reserve...................................................             90            107
      Accrued commission.................................................              7             80
      Accrued severance and restructuring costs..........................              7            846
      Net operating loss carryforwards...................................         21,427         19,138
      Deferred revenue...................................................          1,214            884
      Inventory reserves.................................................            308            490
      Accrued vacation...................................................            121            232
      Other..............................................................             88            291
                                                                                --------       --------
Total deferred tax assets................................................         23,971         22,585
Deferred tax liabilities:
      Operating leases...................................................            (51)           (55)
      Other..............................................................             (2)           (12)
                                                                                --------       --------
Total deferred tax liabilities...........................................            (53)           (67)
                                                                                --------       --------
Total net deferred tax assets............................................         23,918         22,518
Valuation allowance for deferred tax assets..............................        (23,918)       (22,518)
                                                                                --------       --------
Net deferred tax assets..................................................       $      -       $      -
                                                                                --------       --------
                                                                                --------       --------

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

5. EMPLOYEE BENEFIT PLANS

         The Company sponsors a plan (the Plan) pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby substantially all eligible employees may contribute a percentage of their compensation, subject to a maximum allowed under the Code. The Company may contribute to the Plan, as determined by the Board of Directors. For the years ended December 31, 1999, 1998 and 1997, matching contributions made and expensed by the Company aggregated $104,000, $149,000 and $164,000, respectively.

         The Company sponsors an Employee Stock Purchase Plan (the Purchase
Plan), under which 40,000 shares of Common Stock has been reserved for issuance. Under the Purchase Plan, the Company's employees meeting certain eligibility requirements, may elect on a semiannual basis to purchase Common Stock through payroll deductions, which may not exceed 5% of each employee's compensation (subject to certain limitations). The stock price is set at the lower of 85% of the fair market value of the Company's common stock at the beginning or end of each semiannual offering period.

6. STOCK OPTIONS

         The Company has various stock option plans that provide for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of the Company's common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/48th of the shares at the end of

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each month and expire not later than 10 years from the date of grant. The number of shares reserved and available for grant under these plans aggregated 1,672,816 and 199,539 shares, respectively, at December 31, 1999.

         The Company has elected to follow the intrinsic value method described in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option awards and its stock purchase plan because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant.

         A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                              1999                            1998                             1997
                                  -------------------------        -------------------------      --------------------------
                                           WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                  OPTIONS   EXERCISE PRICE         OPTIONS   EXERCISE PRICE       OPTIONS    EXERCISE PRICE
                                  -------   --------------         -------   --------------       -------    --------------
Options outstanding at
   beginning of year........      675,068       $9.05              843,450       $17.60           671,808        $53.40
Granted.....................      916,300        2.59              635,815         8.65           887,697         27.35
Exercised...................      (61,301)       1.22              (27,182)        2.00           (67,680)         1.70
Forfeited/canceled..........     (552,852)       8.75             (777,015)       18.10          (648,375)        68.25
                                 --------                         --------                       --------
Options outstanding at end
   of year..................      977,215       $3.56              675,068        $9.05           843,450        $17.60
                                 --------       -----             --------        -----          --------        ------
                                 --------       -----             --------        -----          --------        ------
Exercisable at end of year..      199,047       $6.23              291,672        $9.05           174,058        $11.15
                                 --------       -----             --------        -----          --------        ------
                                 --------       -----             --------        -----          --------        ------
Weighted-average fair value
   of options granted
   during the year..........                    $2.23                             $5.50                          $19.10
                                                -----                             -----                          ------
                                                -----                             -----                          ------

         In April 1997 substantially all of the Company's outstanding options were canceled and repriced with new options having an exercise price of $19.70 per share, the fair market value as of the date of the repricing. The vesting of the repriced options was suspended for a period of six months from the date of the repricing. A total of 411,292 shares were repriced.

         In October 1998, a majority of the Company's outstanding options were canceled and repriced with new options having an exercise price of $5.63 per share, the fair market value as of the date of the repricing. The exerciseability of the repriced options was suspended for a period of six months from the date of the repricing. A total of 418,115 shares were repriced.

         The weighted average remaining contractual life of options as of December 31, 1999 were as follows:

                                                         OUTSTANDING                                 EXERCISABLE
                                      -----------------------------------------------     ---------------------------------
                                                     WEIGHTED AVERAGE       WEIGHTED
                                       NUMBER OF        REMAINING            AVERAGE
                                        SHARES       CONTRACTUAL LIFE        EXERCISE       SHARES          WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES              OUTSTANDING         (YEARS)            PRICE        EXERCISABLE        EXERCISE PRICE
------------------------              -----------    ----------------       ---------     -----------       ----------------
$0.20 to $1.00...................        19,527             5.13              $0.78         19,527                $0.78
$1.94 to $3.28...................       609,299             9.51               2.09         19,290                 2.15
$1.13 to $6.00...................       321,389             8.45               4.92        143,105                 5.26
Greater than $11.00..............        27,000             8.21              22.45         17,125                25.15

         Pro forma information regarding results of operations and net loss per share is required by FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement No. 123) for stock based awards

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to employees as if the Company had accounted for such awards using fair value method permitted under Statement No. 123.

         Stock-based awards to employees were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

                                                                           1999           1998           1997
                                                                         -------        -------        -------
         Risk free interest rate.................................           6.0%           6.0%           6.0%
         Stock volatility factor.................................           1.15           1.14           1.30
         Weighted average expected option life...................        6 years        6 years        6 years
         Expected dividend yield.................................             0%             0%             0%

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows (in thousands, except for per share information):

                                                                          1999           1998           1997
                                                                        --------       ---------      ---------
         Pro forma net loss......................................       $(4,714)       $(20,391)      $(21,505)
         Pro forma net loss per share............................       $ (1.35)       $  (5.86)      $  (6.26)

7. COMMITMENTS AND CONTINGENCIES

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers.The action was filed in the U.S. District Court for the Central Division of California, Southern Division.The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997.The complaint asserted claims for violation of the Securities Exchange Act of 1934. On January 28, 2000, the court dismissed the complaint with prejudice. Plaintiffs have appealed the dismissal. There is no date scheduled for the hearing on the appeal

         There are no other material legal proceedings to which the Company is a party or to which any of its properties are subject. No material legal proceedings were terminated in the year ended December 31, 1999.

         The Company leases its office facilities and certain equipment under noncancelable operating leases expiring through 2003. The Company also has various leased equipment under capital leases that are included in furniture, fixtures and equipment in the accompanying balance sheets. The accumulated depreciation and amortization of these leased assets was $235,000 and $192,000 at December 31, 1999 and 1998, respectively. Depreciation and amortization of leased equipment under capital leases are included in depreciation expense.

                               SYNC RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The annual commitment under these noncancelable leases at December 31, 1999 is as follows (in thousands):

                                                                                   CAPITAL      OPERATING
                                                                                    LEASES        LEASES
                                                                                   -------      ---------
      2000......................................................................    $ 55         $  309
      2001......................................................................       7            317
      2002......................................................................       -            286
      2003......................................................................       -            239
      2004......................................................................       -            153
                                                                                    ----         ------
          Total minimum future lease payments...................................    $ 62         $1,304
                                                                                                 ------
                                                                                                 ------
      Amounts representing interest (9% to 15%).................................      (6)
                                                                                    ----
      Present value of net minimum lease payments...............................      56
      Less current portion of capital lease obligations.........................     (49)
                                                                                    ----
      Long-term portion of capital lease obligations............................    $  7
                                                                                    ----
                                                                                    ----

         Rent expense for 1999, 1998 and 1997 was $509,000, $634,000 and
$744,000, respectively.

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

8. CREDIT AGREEMENT

         The Company has a $2,000,000 credit agreement with a bank which expires in April 2000.Outstanding borrowings under this credit agreement will be secured by substantially all of the Company's assets and are subject to an interest rate equal to the Bank's prime rate plus one half percent on amounts outstanding. There were no borrowings outstanding as of December 31, 1999.

9. BUSINESS SEGMENT

         Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION(Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments both for annual and interim financial periods. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.The Company operates in one business segment. Accordingly, the adoption of Statement No. 131 did not have a material effect on the Company's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the executive officers and directors of the Company as of March 6, 2000:

   NAME                             AGE                                  POSITION
   ----                             ---                                  --------
   William K. Guerry..........      34          President and Chief Executive Officer, Chief Financial Officer
                                                and Director

   Tim Favazza................      40          Vice President of Sales and Service

   Carl Rambert...............      51          Vice President of Engineering and Marketing

   Gregorio Reyes.............      59          Chairman of the Board of Directors

   Charles A. Haggerty........      58          Director

   William J. Schroeder.......      55          Director

         MR. GUERRY has served as the Company's President and Chief Executive Officer and as a Director of the Company since October 1999 and as the Company's Vice President of Finance and Administration, Secretary and Chief Financial Officer since June 1997. From January 1987 to June 1997, Mr. Guerry held various positions, including Audit Senior Manager, with Ernst & Young LLP. Mr. Guerry received his B.S. in Accounting from California State Polytechnic University, Pomona. Mr. Guerry is a Certified Public Accountant in the State of California and is a member of the California Society of Certified Public Accountants.

         MR. FAVAZZA has served as the Company's Vice President of Sales and Service since August 1999, as the Company's Director of US Sales from February 1998 to August 1999 and as a Regional Sales Manager from April 1997 to February 1998.From January 1994 through March 1997, Mr. Favazza served various sales roles including Direct Sales Manager for General DataComm, Inc., a company that is a wide area networking systems provider.Mr. Favazza received his B.S. in Computer Science and Mathematics from Townson State University and his M.S. in Management Information Systems from the University of Baltimore.

         MR. RAMBERT has served as the Company's Vice President of Engineering since January 2000. Prior to such time, he served as a consultant to the Company and other high technology companies from October 1997 to December 1999. From February 1996 to October 1997, Mr. Rambert was Director of Software Development for Macrolink, Inc., a company that designs and manufactures communications, storage, memory and other system modules for super-mini computers, and from November 1992 to February 1996 was a consultant to several telecommunications, systems and electronics companies. Mr. Rambert received his B.S. and M.S. in Electrical Engineering from Pennsylvania State University.

         MR. REYES has served as Chairman of the Company's Board of Directors since January 1995 and from October 1997 to May 1998 in the Office of the Chief Executive Officer of the Company. From 1990 to August 1994, he served as Chairman and Chief Executive Officer of Sunward Technologies, Inc., a provider of rigid disk magnetic recording head products for the data storage industry. Previously, he was Chairman and Chief Executive Officer of American Semiconductor Equipment Technologies, a wafer stepper company. Mr. Reyes currently also serves as a director of C-Cube Microsystems, Inc. and several privately-held companies. Mr. Reyes received a B.S. in Mechanical Engineering from Rensselaer Polytechnic Institute and a M.S. in Management from the Stevens Institute of Technology.

         MR. HAGGERTY has served as a member of the Company's Board of Directors since June 1995. He served as Chairman, President and Chief Executive Officer of Western Digital Corp. ("Western Digital"), a manufacturer of disk drives from July 1992 through January 2000. He is currently Chairman of the Board. Mr. Haggerty also serves as a director of Pentair, Inc., Beckman Coulter Inc., and Vixel Inc. He received a B.A. in Business and Social Science from the University of St. Thomas.

         MR. SCHROEDER has served as a member of the Company's Board of Directors since April 1998. Since February 2000 Mr. Schroeder has served as President and CEO of HolonTech,Corp, a developer of Internet traffic and content management. Mr. Schroeder served as President and Chief Executive Officer and Director of Diamond Multimedia Systems, Inc., a supplier of multi-media peripherals from May 1994 to June 1999. Mr. Schroeder was employed by Conner Peripherals, Inc. ("Conner"), a manufacturer and distributor of hard drives, from 1986 to 1994, initially as President and, from 1989, as Vice Chairman of the Board of Directors. He was also President of Conner's New Products Group from 1989 to 1990, President of Archive Corporation (a Conner subsidiary) from January 1993 to November 1993, and CEO of Arcada Software, Inc. (a Conner subsidiary) from November 1993 to May 1994. Mr. Schroeder is also a director of Xircom, Inc. and CNF Inc, S3 Corporation. He received his M.B.A. from Harvard University and M.S.E.E. and B.E.E. from Marquette University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and changes in ownership of the Company's Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 1999, all Reporting Persons complied with all applicable filing requirements except that Mr. Favazza filed a report late with respect to his initial form 3 filing upon becoming an executive officer of the Company (filed subsequently via a form 5).

ITEM 11 EXECUTIVE COMPENSATION

         The following table shows the compensation paid during 1999 to (i) all persons who served as the Company's Chief Executive Officer, (ii) the other most highly compensated executive officers of the Company whose total annual salary and bonus earned during 1999 exceeded $100,000 and (iii) two persons who served as executive officers of the Company during a portion of fiscal 1999 but are no longer executive officers as of December 31, 1999.

                                            SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
                                         --------------------------------
                                                                                         SECURITIES
                                                                           RESTRICTED    UNDERLYING
                                                                             STOCK      OPTIONS/SARS       ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR     SALARY($)     BONUS($)     AWARDS         (#)           COMPENSATION
---------------------------              ----     ---------   -----------  ----------   ------------   -----------------
Richard W. Martin                        1999     $183,330           -          -         20,000(1)      $4,353(2)(3)
President and Chief Executive Officer    1998     $116,665           -          -         85,000(1)      $2,866(2)

William K. Guerry                        1999     $158,333           -          -        105,000(4)      $2,672(2)(5)
President and Chief Executive            1998     $130,000           -          -         32,000(4)      $1,771(2)(5)
   Officer; Chief Financial Officer      1997      $68,000           -          -         28,000(4)      $1,088(2)(5)

Tim Favazza                              1999     $101,250    $243,946(6)       -        105,000(7)      $2,180(2)(5)
Vice President of Sales and Service      1998      $76,667    $322,106(6)       -          7,000(7)      $1,251(2)(5)
                                         1997      $39,382    $120,994(6)       -          5,000(7)      $1,768(2)(5)

James D. McNally                         1999      $99,944           -          -          5,000(8)    $103,218(2)(5)(9)
Senior Vice President of Sales           1998     $203,263           -          -         29,000(8)      $5,650(2)(5)
                                         1997     $160,000      $8,762(6)       -         29,000(8)      $4,799(2)(5)

Richard N. Thunen(11)                    1999     $140,000           -          -        105,000(10)     $2,735(2)(5)
Vice President of Engineering            1998     $122,000    $ 19,191(6)       -          8,000(10)     $3,249(2)(5)
                                         1997     $140,000      $4,171(6)       -          6,000(10)     $2,059(2)(5)

---------------

(1) On June 5, 1998, Mr. Martin was granted options to purchase 65,000 shares of Common Stock at $18.125 per share. On November 6, 1998 Mr. Martin was granted options to purchase 20,000 shares of Common Stock at an exercise price of $5.625 per share. On February 12, 1999, Mr. Martin was granted options to purchase 5,000 shares of Common Stock at an exercise price of $4.063 per share. On August 11, 1999 Mr. Martin's option for 65,000 shares at $18.125 per share was canceled. On October 8, 1999 Mr. Martin was granted a fully vested option for 15,000 shares at a price of $2.1875 per share.

(2) Includes life insurance premiums pursuant to a program generally available to all employees paid in 1999 in the amount of $2,310 for Mr. Martin, $297 for Mr. Guerry, $183 for Mr. Favazza, $968 for Mr. McNally and $635 for Mr. Thunen; paid in 1998 in the amount of $2,866 for Mr. Martin, $227 for Mr. Guerry, $158 for Mr. Favazza, $3,150 for Mr. McNally, and $1,324 for Mr. Thunen; paid in 1997 in the amount of $113 for Mr. Guerry, $59 for Mr. Favazza, $2,430 for Mr. McNally, and $1,324 for Mr. Thunen.

(3) Includes temporary living allowances and other relocation expenses in the amount of $2,043.

(4) On June 23, 1997, Mr. Guerry was granted options to purchase 28,000 shares of Common Stock at $20.625 per share. On June 5, 1998, Mr. Guerry was granted options to purchase 2,000 shares of Common Stock each at $18.125 per share.On October 8, 1998, all outstanding options to purchase Common Stock held by for Mr. Guerry were canceled and exchanged for new options with an exercise price of $5.625, the closing sale price of the Company's Common Stock on October 8, 1998. As consideration for the exchange, Mr. Guerry agreed not to exercise any options during the six month period after October 8, 1998. On February 12, 1999, Mr. Guerry was granted options to purchase 10,000 shares at an exercise price of $4.063 per share. On August 11, 1999, Mr. Guerry was granted options to purchase 95,000 shares of Common Stock at an exercise price of $1.9375 per share.

(5) Includes defined contribution retirement plan contributions made by the Company in 1999 in the amount of $2,375 for Mr. Guerry, $1,997 for Mr. Favazza, $2,250 for Mr. McNally, and $2,100 for Mr. Thunen; in 1998 in the amount of $1,544 for Mr. Guerry, $1,093 for Mr. Favazza, $2,500 for Mr. McNally, and $1,925 for Mr. Thunen; in 1997 in the amount of $975 for Mr. Guerry, $1,727 for Mr. Favazza, $2,369 for Mr.
         McNally, and $1,022 for Mr. Thunen.

(6) Consists of sales commissions and, in addition for Mr. Favazza, a 1999 incentive based bonus of $4,685.

(7) On April 18, 1997, Mr. Favazza was granted options to purchase 2,000 shares of Common Stock at $16.875 per share. On December 9, 1997, Mr. Favazza was granted options to purchase 3,000 shares of Common Stock at $19.688 per share. On January 30, 1998, Mr. Favazza was granted options to purchase 5,000 shares of Common Stock at $15.313 per share. On June 5, 1998, Mr. Favazza was granted options to purchase 2,000 shares of Common Stock at $18.125 per share. In October 8, 1998 all outstanding options to purchase Common Stock held by Mr. Favazza were canceled and exchanged for new options with an exercise price of $5.625, the closing sale price of the Company's Common Stock on October 8, 1998. On February 12, 1999, Mr. Favazza was granted options to purchase 20,000 shares of Common Stock, at an exercise price of $4.063 per share. On August 11, 1999, Mr. Favazza was granted options to purchase 85,000 shares of Common Stock at an exercise price of $1.9375 per share.

(8) On April 18, 1997, Mr. McNally was granted options to purchase 14,000 shares of Common Stock at $16.875 per share, respectively. On December 9, 1997, Mr. McNally was granted options to purchase 15,000 shares of Common Stock at $19.688 per share. On October 8, 1998, all outstanding options to purchase Common Stock held by Mr. McNally were canceled and exchanged for new options with an exercise price of $5.625, the closing sale price of the Company's Common Stock on October 8, 1998. As consideration for the exchange, Mr. McNally agreed not to exercise any options during the six month period after October 8, 1998. On February 12, 1999, Mr. McNally was granted options to purchase 5,000 shares of Common Stock at an exercise price of $4.063 per share.

(9) Includes severance payments of $100,000 paid to Mr. McNally pursuant to the terms of the Settlement Agreement and Mutual Release between the Company and Mr. McNally dated April 13, 1999. Mr. McNally resigned as the Company's Senior Vice President of Sales effective as of April 15, 1999.

(10) On January 29, 1997, Mr. Thunen was granted options to purchase 2,000 of Common Stock at $71.25 per share. In an option repricing, which was effective April 14, 1997, these options were canceled and exchanged for new options with an exercise price of $19.69 per share, the closing sale price of the Company's Common Stock on April 14, 1997. As consideration for the exchange, Mr. Thunen agreed to suspend the vesting on these new options during the six month period after April 14, 1997. On December 9, 1997, Mr. Thunen was granted options to purchase 2,000 shares of Common Stock at $19.688 per share. On June 5, 1998, Mr. Thunen was granted options to purchase 2,000 shares of Common Stock at $18.125 per share.On October 8, 1998 all outstanding options to purchase Common Stock held by Mr. Thunen were canceled and exchanged for new options with an exercise price of $5.625, the closing sale price of the Company's Common Stock on October 8, 1998. As consideration for the exchange, Mr. Thunen agreed not to exercise any options during the six month period after October 8, 1998. On February 12, 1999, Mr. Thunen was granted options to purchase 31,000 shares of Common Stock at an exercise price of $4.063 per share. On August 11, 1999, Mr. Thunen was granted options to purchase 74,000 shares of Common Stock at an exercise price of $1.9375 per share.

(11) Mr. Thunen resigned as the Company's Vice President of Engineering effective as of January 7, 2000.

         The following tables set forth information for the Named Executive Officers with respect to grants of options to purchase Common Stock of the Company made in the fiscal year ended December 31, 1999, and the value of all options held by such Named Executive Officers on December 31, 1999.

                                       OPTION/SAR GRANTS IN FISCAL YEAR 1999

                                                                                                    POTENTIAL REALIZABLE VALUE AT
                                                                                                        ASSUMED ANNUAL RATES OF
                                                                                                     STOCK PRICE APPRECIATION FOR
                                                      INDIVIDUAL GRANTS                                      OPTION TERM(3)
                                    -------------------------------------------------------------   ------------------------------
                                      NUMBER OF          % OF TOTAL
                                      SECURITIES        OPTIONS/SARS     EXERCISE
                                      UNDERLYING         GRANTED TO       OR BASE
                                     OPTIONS/SARS       EMPLOYEES IN       PRICE      EXPIRATION
                   NAME             GRANTED # (1)     FISCAL YEAR% (2)     ($/SH)        DATE            5%($)           10%($)
                   ----             -------------     ----------------     ------        ----            -----           ------
         Richard W. Martin.......        5,000              0.5%           $4.063       2/12/09         $12,765         $32,379
                                        15,000              1.6%           $2.188       10/8/02         $37,696         $48,267
         William K. Guerry.......       10,000              1.1%           $4.063       2/12/09         $25,530         $64,758
                                        95,000             10.4%           $1.938       8/11/09        $116,263        $294,339
         Tim Favazza.............       20,000              2.2%           $4.063       2/12/09         $51,059        $129,517
                                        85,000              9.3%           $1.938       8/11/09        $104,025        $263,356
         James D. McNally........        5,000              0.5%           $4.063       2/12/09         $12,765         $32,379
         Richard N. Thunen.......       31,000              3.4%           $4.063       2/12/09         $79,142        $200,751
                                        74,000              8.1%           $1.938       8/11/09         $90,563        $229,274

-----------

(1) All options were granted pursuant to the Company's 1991 and 1996 Stock Plans and become exercisable at the rate of one fourth of the shares subject to the option on the first anniversary of the vesting commencement date and 1/48th of the shares at the end of each month thereafter excepted that Mr. Martin's October 8,1999 option for 15,000 shares were immediately vested.

(2) Options to purchase a total of 916,300 shares of Common Stock were granted to employees in 1999, including options to purchase 435,600 shares of Common Stock pursuant to the Company's 1996 Stock Plan, 476,700 shares under the Company's 1991 Stock Plan.

(3) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall market conditions. There is no assurance that the amounts reflected will be realized.

                          AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1999
                            AND OPTION/SAR VALUES AT END OF FISCAL YEAR 1999

                                                                 SECURITIES UNDERLYING NUMBER       VALUE OF UNEXERCISED
                                   SHARES                          OF UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON                              12/31/99(1):                 12/31/99(2)($):
           NAME                   EXERCISE    VALUE REALIZED($)    EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
           ----                   --------    -----------------    -------------------------      -------------------------
Richard W. Martin..............       -               -                   35,938/4,062                   $15,938/-$0-

William K. Guerry..............       -               -                  20,333/114,667                 -$0-/$124,688

Tim Favazza....................       -               -                  10,146/106,854                 -$0-/$111,563

James D. McNally...............    14,250          $21,106                    -/-                         -$0-/-$0-

Richard N. Thunen..............       -               -                  12,416/101,584                 $6,750/$97,125

-----------------------------

(1)      No stock appreciation rights (SARs) were outstanding during 1999.

(2) Based on the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1999 of $3.25. See "Executive Compensation and Related Information-Compensation of Executive Officers-Option/SAR Grants in Fiscal Year 1999," footnotes 4 and 5, for discussion of option repricing program which was effected in October 1998.

COMPENSATION OF DIRECTORS

         Mr. Reyes, the Chairman of the Board of Directors, earned $68,000 ($6,000 per month through October 1999 and $4000 per month thereafter) during 1999 pursuant to a consulting agreement with the Company. Non-employee directors are paid a fee of $5,000 per quarter plus $1,000 for each full meeting of the Board of Directors attended by such director. Directors are reimbursed for out-of-pocket travel expenses associated with their attendance at Board meetings. Non-employee directors of the Company will automatically be granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's 1995 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, each non-employee director who is elected to the Board will receive an option to purchase 8,000 shares of Common Stock on the date on which he or she first becomes a non-employee director. In addition, on the date of each annual stockholders meeting, each non-employee director, will be granted an additional option to purchase 2,000 shares of Common Stock if, on such date, he or she has served on the Board for at least six months and remains a director as of the date of such meeting. Each option becomes exercisable at the rate of 25% of the total number of shares subject to such option on the first anniversary of the grant date, and 1/48th of the total number shares at the end of each month thereafter.Options granted under the Directors' Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant and a term of ten years. Messrs. Haggerty and Schroeder each received options to purchase 2,000 shares pursuant to the Directors' Plan in 1999. Subject to their election to the Board of Directors by the stockholders at the Company's annual meeting of stockholders in 2000, Messrs. Haggerty and Schroeder will be automatically granted an option to purchase 2,000 shares of Common Stock each on the date of the annual meeting. There are no family relationships among the directors or executive officers of the Company.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         The Company enters into Change of Control Severance Agreements with each of its officers. These agreements provide that upon a change of control of the Company, fifty percent (50%) of the officer's unvested options shall immediately vest. The remaining unvested options shall continue to vest at the same rate as the officer's original vesting schedule, so that the same number of options continue to vest per month as did prior to the change in control. In addition, the agreements provide that the Company will enter into consulting arrangements with each such officer if he or she is involuntary terminated without cause or has his or her duties significantly reduced or is otherwise constructively terminated within twelve (12) months after a change of control of the Company. These consulting arrangements will last for up to twelve months after such officer's termination. The agreements provide that, during the consultation period, the officer will continue to receive compensation at the rate at which he or she was previously compensated during the twelve months prior to such termination. In addition, the terminated officer's unvested options will continue to vest during the consultancy period.

         On November 6, 1998, the Company entered into a Management Agreement with Richard W. Martin. Pursuant to this agreement, upon a merger, sale or other change of control of the Company, while Mr. Martin serves as Chief Executive Officer of the Company. The Company has agreed to pay Mr. Martin an amount equal to $500,000 less the aggregate gross profit received by Mr. Martin from the sale of securities of the Company held by him in such transaction. On April 9, 1999, the Company and Mr. Martin amended the agreement to reduce the payment upon a merger, sale or change of control to the greater of $250,000 or cash equal to 2% of the value of stock or cash received by stockholders of the Company in such transaction provided that such payment shall not exceed $500,000. In addition, the amended Management Agreement provides that if Mr. Martin is terminated in connection with a sale, merger or other change of control transaction, he will continue to receive his base salary and benefits for a period not to exceed three months following the closing of such transaction. Mr. Martin resigned as Chief Executive Officer and an employee of the Company effective as of October 1999 and thus the Company has no further obligations under the Management Agreement.

         The 1991 Plan provides that in the event of a merger or sale of all or substantially all of the assets of the Company, the Administrator of the 1991 Plan will either accelerate the vesting of options and stock purchase rights held by all employees, including executive officers, or shall accomplish the assumption or substitution of such options and stock purchase rights by the successor corporation.

         On October 8, 1999, the Company entered into an Amended and Restated Change-of-Control Severance Agreement with William K. Guerry. Pursuant to this agreement 1) Upon a merger, sale or other change of control of the Company, while Mr. Guerry serves as Chief Executive Officer of the Company, 50% of Mr. Guerry's options to purchase Common Stock of the Company shall immediately fully vest and 2) If Mr. Guerry's employment terminates as a result of involuntary termination other than for cause at any time within twelve months following a change of control, then, Mr. Guerry shall continue as a consultant for up to twenty four months at Mr. Guerry's compensation prior to termination including insurance coverage and 3) Vesting of Mr. Guerry's stock options shall continue to vest during the consulting period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, Messrs. Haggerty and Schroeder comprised the Compensation Committee of the Board of Directors. None of these persons has ever been an officer or employee of the Company or any of its subsidiaries. There were no compensation committee interlocks or other relationships during 1998 requiring disclosure under Item 402(j) of Regulation S-K of the Securities and Exchange Commission.

REPORT OF COMPENSATION COMMITTEE

         During 1999, the Compensation Committee of the Board consisted of Charles A. Haggerty and William Schroeder, both of whom are non-employee directors. The Compensation Committee, in conjunction with the Board of Directors, establishes salaries, incentives and other forms of compensation for directors, officers and other employees, administers the various incentive compensation and benefit plans (including the Company's stock purchase and stock option plans) and recommends policies relating to such plans. The Compensation Committee also has the exclusive responsibility for granting options and stock purchase rights under the 1991 Stock Plan to executive officers and eligible directors. The Compensation Committee will annually evaluate the performance and determine compensation and long-term equity incentives of the Chief Executive Officer (the "CEO"), and will review and approve the CEO's compensation recommendation for other executive officers of the Company.

         The Company's executive compensation program consists of three main components: (1) base salary, (2) potential for a quarterly and/or annual bonuses based on overall Company performance as well as individual performance and (3) stock and/or option grants which provide the executive officers with the opportunity to build a meaningful stake in the Company, and which stock and/or options are granted with the objective of aligning executive officers' long-range interests with those of the stockholders and encouraging the achievement of superior results over time. The second and third elements of the compensation program constitute the "at risk" components.

         The Company believes that, in order to attract and retain talented individuals, it is important to set the base salaries of its executives at levels that are competitive with those of companies in similar industries, of comparable size and in the Company's same geographic area. Compensation committee members utilize their experience, and publicly available resources as appropriate to determine these base figures.

ANNUAL OR QUARTERLY CASH BONUSES

         The Company historically has not had a formal cash bonus program for executive officers, although cash bonuses have been paid from time to time in the past to selected executive officers in recognition of superior individual performance. The Company has paid Mr. Favazza incentive compensation in 1997, 1998, 1999 and he may earn incentive compensation in 2000 equal to a certain percentage of his respective salary based upon the Company's revenue levels. None of the executive officers of the Company earned bonuses during fiscal 1999.

         Because stock options and stock grants provide an incentive for executives to maximize stockholder value over time, stock options and stock grants are a key means of aligning the interests of management and stockholders. Value accrues to executives only as the value of the Company's stock appreciates. The Company's typical vesting schedule for all employee options (including options granted to executive officers) is as follows: 25% of the total number of shares subject to the option vest one year after the date of grant and 1/48th of the total number of shares subject to the option vest at the end of each month thereafter. These vesting schedules are intended to encourage a long-term commitment to the Company by its executive officers. The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executives in the Company and at other companies in the telecommunications industry. In 1999, the Company granted stock options under the 1996 Non-Executive Stock Option Plan (the 1996 Stock Plan) to one new executive officer, Mr. Rambert (75,000 shares), in connection with his appointment as an executive officer and stock options under the 1991 Stock Plan to four executive officers,

Messrs. Guerry (105,000 shares), Favazza (105,000 shares), Thunen (105,000 shares) Martin (20,000 shares) and McNally (5,000 shares).

         The Compensation Committee will meet during the year and will consult as needed with the Company's CEO to establish the compensation program for the next year and to evaluate the effectiveness of the Company's compensation program in meeting its objectives. Additionally, the Compensation Committee may hold special meetings to approve the compensation of a newly hired executive or an executive whose scope of responsibility has significantly changed. Compensation for executive officers will be based on compensation surveys and assessments as to the demonstrated and sustained performance of the individual executives.

 CHIEF EXECUTIVE OFFICER COMPENSATION

         The Compensation Committee evaluates the performance of the Company's Chief Executive Officer, sets his base compensation and determines bonuses and awards stock or option grants, if any. The Compensation Committee determines the CEO's base salary after evaluating a number of factors, including comparative salaries of chief executive officers of companies of comparable size in the telecommunications industry, the Chief Executive Officer's individual performance and the Company's performance.

         William K. Guerry was named President and Chief Executive Officer effective October 1999. From June 1997, Mr. Guerry has also served as the Company's Chief Financial Officer. In connection with his appointment as Chief Executive, the board granted Mr. Guerry a non-statutory stock option under the 1991 stock plan for 95,000 shares and increase his salary from $150,000 to $200,000.

         Richard W. Martin served as the Chief Executive Officer of the Company from June 1998 to October 1999.In connection with his appointment, the board granted Mr. Martin a non-statutory stock option under the 1991 stock plan for 65,000 shares. In connection with repricing of options in October 1998, the Board determined not to reprice Mr. Martin's options. Alternatively, the Board granted Mr. Martin an option to purchase 20,000 shares at $5.625 per share.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

         Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the corporation's executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1 million limit if, among other requirements, the compensation is payable upon attainment of pre-established, objective performance goals under a plan approved by the stockholders.

         The compensation to be paid to the Company's executive officers for the 1999 fiscal year did not exceed the $1 million limit per officer, nor is it expected that the compensation to be paid to the company's executive officers for fiscal 1999 will exceed that limit. The Company's 1991 Stock Plan is structured so that any compensation income realized by an executive officer as a result of the exercise of an outstanding option or the sale of option shares under the 1991 Stock Plan or the 1996 Stock Plan will qualify as "performance-based" compensation which will not be subject to the $1 million limitation. Because it is very unlikely that the cash compensation payable to any of the Company's executive officers in the foreseeable future will approach the $1 million limit, the Compensation Committee has decided at this time not to take any other action to limit or restructure the elements of cash compensation payable to the Company's executive officers. The Compensation Committee will continue to monitor the compensation levels potentially payable under the Company's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, the Company's compensation philosophy and the Company's best interests.

                                  COMPENSATION COMMITTEE
                                          Charles A. Haggerty
                                          William J. Schroeder

PERFORMANCE GRAPH

         The following graph summarizes cumulative total stockholder return (assuming reinvestment of dividends) for the period beginning on the date the Company's stock was first registered under Section 12 of the Securities Exchange Act of 1934 (November 9, 1995) and ending at December 31, 1999.

         The graph assumes that $100 was invested on November 9, 1995 in: (i) the Common Stock of Sync Research, Inc., (ii) the Nasdaq Market Index and (iii) the MG Network and Communications Devices Index (provided by Media General Financial Services, Inc.). The Company believes the MG Network and Communications Devices Index is representative of the Company's industry. The stock price performance on the following graph is not necessarily indicative of future stock price performance.



                                  [GRAPHIC]

                        COMPARE CUMULATIVE TOTAL RETURN
                           AMONG SYNC RESEARCH, INC.,
                    NASDAQ MARKET INDEX AND MG GROUP INDEX

                                                  11/10/95      12/29/95     12/31/96    12/31/97    12/31/98    12/31/99
                                                  --------      --------     --------    --------    --------    --------
Sync Research, Inc.Common Stock...............     $100.00       $102.84       $31.25       $8.10       $2.70       $1.48
Nasdaq Market Index...........................     $100.00       $101.13      $125.67     $153.73      216.82      551.93
MG Network and Communications
   Devices Index..............................     $100.00       $100.74      $131.60     $127.97     $257.07     $382.41

                    ASSUMES $100 INVESTED ON NOV. 10, 1995
                          ASSUMES DIVIDEND REINVESTED
                       FISCAL YEAR ENDING DEC. 31, 1999

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of the Company's Common Stock as of March 6, 2000, as to (i) each person who is known by the Company to beneficially own more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) all persons who served as the Company's Chief Executive Officer during fiscal year 1999, the most highly compensated executive officers who earned salary and bonus in excess of $100,000 in 1999 and two persons who served as executive officers during a portion of fiscal 1999 but were no longer executive officers as of December 31, 1999 (the "Named Executive Officers") and (iv) all directors and executive officers as a group.

                                                                  SHARES BENEFICIALLY
                                                                       OWNED (1)
5% STOCKHOLDERS, DIRECTORS, NAMED EXECUTIVE OFFICERS,             ---------------------
AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP                   NUMBER        PERCENT
-----------------------------------------------                   ------        -------
Steel Partners II
150 East 52nd Street, 21st Floor
New York, NY 10022............................................    747,080         21.1

Dimensional Fund Advisors
1299 Ocean Ave. 11th Floor
Santa Monica, CA 90404........................................    220,400          6.2

Gregorio Reyes(2).............................................     94,980          2.7

Charles A. Haggerty(3)........................................     12,604           *

William J. Schroeder(4).......................................     11,333           *

William K. Guerry(5)..........................................     26,487           *

Tim Favazza(6)................................................     16,450           *

All current directors and executive officers as a group
   (6) persons................................................    161,845          4.5

-----------

 *   Less than 1 percent.

1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days after March 6, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

2) Consists of 56,292 shares held in the name of Gregorio Reyes & Vanessa F. Reyes, Trustees of the Gregorio Reyes and Vanessa F. Reyes Trust, u/a dtd April 22, 1983, 5,000 shares held by Reyes Partnership IV, 32,000 shares held directly by Mr. Reyes and 1,688 shares issuable upon the exercise of options to purchase common stock within 60 days of March 6, 2000.

3) Includes 2,604 shares issuable upon the exercise of options to purchase Common Stock within 60 days of March 6, 2000.

4) Includes 3,833 shares issuable upon exercise of options to purchase Common Stock within 60 days after March 6, 2000.

5) Includes 23,708 shares issuable upon exercise of options to purchase Common Stock within 60 days after March 6, 2000

6) Includes 12,854 shares issuable upon exercise of options to purchase Common Stock within 60 days after March 6, 2000.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1995, the Company entered into a Consulting Agreement with Gregorio Reyes, the Chairman of the Board of Directors. This agreement provides for a monthly consulting fee of $6,000 per month through October 1999 and $4,000 per month thereafter to be paid to Mr. Reyes. For the year ended December 31, 1999, Mr. Reyes earned $68,000 under this contract. This agreement may be terminated by either party upon thirty days' prior written notice.

         The Company has entered into change-of-control severance agreements with each of its officers. See "Employment Contracts, Termination of Employment and Change-of-Control Arrangements."

         On November 6, 1998, the Company entered into a Management Agreement with Richard W. Martin. See "Employment Contracts, Termination of Employment and Change-of-Control Agreements."

         The Company has granted options to purchase stock to certain executive officers and outside directors. See "Compensation of Executive Officers," and "Compensation of Directors."

         The Company has entered into indemnification agreements with its officers and directors containing provisions which may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                 PAGE IN
                                                                                                 ANNUAL REPORT
                                                                                                 ON FORM 10-K
                                                                                                 -------------
(a) The following documents are filed as part of this Annual Report on Form 10-K:

    (1) Report of Ernst & Young LLP, Independent Auditors.....................................   25

        Consolidated Balance Sheets at December 31, 1999 and 1998.............................   26

        Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and
        1997..................................................................................   27

        Consolidated Statements of Stockholders' Equity.......................................   28

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and
        1997..................................................................................   29

        Notes to Consolidated Financial Statements............................................   30

    (2) Financial Statement Schedule

        Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 1999,
        1998 and 1997.........................................................................   54

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

    (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


      EXHIBIT
      NUMBER      DESCRIPTION
      ------      -----------

      2.1(3)      Agreement and Plan of Reorganization dated June 27, 1996
                  between the Company and TyLink Corporation.
      3.1(12)     Amended and Restated Certificate of Incorporation of
                  Registrant.
      3.3         Amended and Restated Bylaws of Registrant.
      9.1(1)      Amended and Restated Shareholders' Agreement dated April 25,
                  1994.
      10.1(1)     Form of Indemnification Agreement.
      10.2(8)     Amended and Restated 1991 Stock Plan (amended as of June 12,
                  1998) and form of Option Agreement.
      10.3(4)     Amended 1995 Employee Stock Purchase Plan (amended as of
                  September 27, 1996) and form of Subscription Agreement.
      10.4(8)     Amended and Restated 1995 Directors' Option Plan (amended as of June 12, 1998) and form of Option Agreement.
      10.5(1)     Amended and Restated Investors' Rights Agreement among the
                  Registrant and certain security holders of the Company, dated as of April 25, 1994.
      10.6(1)     Consulting Agreement between the Company and Gregorio Reyes dated January 1995.
      10.7(1)     Series C Preferred Stock Purchase Agreement dated April 25,
                  1994.
      10.8(1)     401(k) Plan.
      10.15(1)    Loan and Security Agreement between the Company and Silicon
                  Valley Bank dated September 18, 1991, and amendments dated
                  October 20, 1992 and August 31, 1995 thereto.

      10.15a(1)   Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated October 5, 1995.
      10.15b(6)   Amendments to Loan and Security Agreement between the Company and Silicon Valley Bank dated June 10, 1997, October 6, 1996 and July 3, 1996.
      10.15c(10)  Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated December 3, 1997.
      10.15d(13)  Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated April 14, 1999.
      10.15e      Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank dated October 31, 1999.
      10.17(1)    Letter Agreement dated July 9, 1995 between the Company and
                  Ronald J. Scioscia.
      10.18(2)    Letter Agreement dated March 5, 1996 between Roger Dorf and the Company.
      10.20(5)    Assumed TyLink Corporation 1994 Equity Incentive Plan.
      10.22(4)    Employment Agreement between the Company and Richard Swee, dated August 23, 1996.
      10.23(4)    Form of Noncompetition Agreement between the Company and
                  Richard Swee, dated August 23, 1996.
      10.24(4)    Form of Severance Agreement between the Company and each of
                  John Rademaker and Roger Dorf, dated September 30, 1996.
      10.25(4)    Form of Severance Agreement between the Company and other
                  Company executive officers.
      10.26(4)    Real Estate Lease between TyLink and Thomas J. Flatley d/b/a
                  The Flatley Company, dated May 14, 1991.
      10.26a(13)  Third Amendment to Lease for 10C Commerce Way, Norton, MA
                  dated July 28, 1999.
      10.27(9)    Amended and Restated 1996 Non-Executive Stock Option Plan
                  (amended as of August 21, 1998).
      10.28(7)    Letter Agreement dated June 6, 1997 between William K. Guerry and the Company.
      10.29(10)   Letter Agreement dated August 14, 1997 between Salvatore Alini and the Company.
      10.30(10)   Form of Severance Agreement between the Company and Gregorio
                  Reyes, dated October 24, 1997.
      10.31(10)   Form of Settlement Agreement and Mutual Release dated October
                  27, 1997 between Roger A. Dorf and the Company.
      10.32(10)   Form of Settlement Agreement and Mutual Release dated October
                  27, 1997 between Dominic J. Genovese and the Company.
      10.33(10)   Form of Settlement Agreement and Mutual Release dated November
                  16, 1997 between Otto Berlin and the Company.
      10.34(9)    Settlement Agreement and Mutual Release with John Rademaker dated September 28, 1998.
      10.35(10)   Settlement Agreement and Mutual Release with Salvatore Alini dated September 30, 1998.
      10.36(10)   Settlement Agreement and Mutual Release with Karen Ratta dated
                  December 28, 1998.
      10.37(10)   Management Agreement between the Company and Richard W.
                  Martin, dated December 28, 1998.
      10.38(11)   Settlement Agreement and Mutual Release with Douglas Antaya dated February 3, 1999.
      10.39(12)   Settlement Agreement and Mutual Release with James D. McNally dated April 13, 1999.
      10.40(12)   Amended and Restated Management Agreement between the Company and Richard Martin dated April 9, 1999.
      10.42(13)   Standard Industrial Lease for 12 Morgan, Irvine, CA dated July
                  19, 1999.
      10.43       Form of Amended and Restated Severance Agreement between the
                  Company and William Guerry, dated October 8, 1999.
      21(10)      Subsidiaries of the Company.
      23.1        Consent of Ernst & Young LLP, Independent Auditors.
      24.1        Power of Attorney. (Referenced on Signature Page)
      27.1        Financial Data Schedule.
-----------------------

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

(5) Incorporated by reference from Company's Registration Statement on Form S-8 (No. 333-12315), filed on September 19, 1996.

(6) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, filed August 14, 1997.

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

(10) Incorporated by reference from exhibits filed in response to Item 14, "Exhibits," of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(11) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1999, filed May 16, 1999.

(12) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, filed August 16, 1999.

(13) Incorporated by reference from exhibits filed in response to Item 6, "Exhibits," of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999, filed November 15, 1999.

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SYNC RESEARCH, INC.

                                      By:         /s/ William K. Guerry
                                           ------------------------------------
                                                     William K. Guerry
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William K. Guerry, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all thatsaid attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       SIGNATURE                                        TITLE                                 DATE
       ---------                                        -----                                 ----
 /s/ William K. Guerry           President and Chief Executive Officer, Chief             March 23, 2000
-----------------------          Financial Officer, Director
   William K. Guerry

   /s/ Gregorio Reyes            Chairman of the Board                                    March 23, 2000
-----------------------
    Gregorio Reyes

/s/ Charles A. Haggerty          Director                                                 March 23, 2000
-----------------------
  Charles A. Haggerty

/s/ William J. Schroeder         Director                                                 March 23, 2000
------------------------
 William J. Schroeder

                               SYNC RESEARCH, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                BALANCE AT                       DEDUCTIONS/
                                               BEGINNING OF                      RECOVERIES                           BALANCE AT
      DESCRIPTION                                 PERIOD       ADDITIONS        AND WRITE-OFFS     ADJUSTMENTS(1)    END OF PERIOD
      -----------                              ------------    ---------        --------------     --------------    -------------
       1999
         Allowance for doubtful
            accounts receivable.....             $213,863      $225,265          $(166,513)               $ -          $272,615
         Inventory reserves.........              543,286       516,432           (451,262)                 -           608,456

       1998
         Allowance for doubtful
            accounts receivable.....             $393,118      $297,927          $(477,182)               $ -          $213,863
         Inventory reserves.........              603,252       446,504           (506,470)                 -           543,286

       1997
         Allowance for doubtful
            accounts receivable.....             $348,276      $223,109          $(178,267)               $ -          $393,118
         Inventory reserves.........              658,463       449,207           (504,418)                 -           603,252
