Form 10-Q
period 2000-03-31
SYNC RESEARCH INC
filed 2000-05-12
CIK 1000695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM      TO      .

                        COMMISSION FILE NUMBER 000-26952
                      ------------------------------------

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

              ---------------------------------------------------

         Indicate by check (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/    No / /

As of May 4, 2000, 3,531,007 shares of the Registrant's Common Stock were issued and outstanding.

================================================================================

                               SYNC RESEARCH, INC.

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
Part I.      Financial Information..........................................................................        3

  Item 1.    a)      Condensed consolidated balance sheets at March 31, 2000 (unaudited) and December 31,
                     1999...................................................................................        3
             b)      Condensed consolidated statements of operations (unaudited) for the three months ended
                     March 31, 2000 and 1999................................................................        4
             c)      Condensed consolidated statements of cash flows (unaudited) for the three months ended
                     March 31, 2000 and 1999................................................................        5
             d)      Notes to condensed consolidated financial statements...................................        6


  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........        8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       21

Part II.     Other Information..............................................................................       22

  Item 1.    Legal Proceedings..............................................................................       22
  Item 2.    Changes in Securities and Use of Proceeds......................................................       22
  Item 3.    Defaults upon Senior Securities................................................................       22
  Item 4     Submission of Matters to a Vote of Security Holders............................................       22
  Item 5.    Other Information..............................................................................       22
  Item 6.    Exhibits and Reports on Form 8-K...............................................................       22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               SYNC RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                  2000              1999

                                                                                             --------------    -------------
                                                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents................................................................     $ 7,696           $8,632
   Accounts and other receivables, net......................................................       1,399            3,173
   Inventories..............................................................................       5,184            5,140
   Prepaid expenses and other current assets................................................         991              565
                                                                                                ---------        ---------
Total current assets........................................................................      15,270           17,510
Furniture, fixtures and equipment, net......................................................       1,514            1,632
Other assets................................................................................          55               55
                                                                                                =========        =========
Total assets................................................................................     $16,839          $19,197
                                                                                                =========        =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable.........................................................................     $ 1,702          $ 1,769
   Accrued  compensation and related costs..................................................         502              736
   Deferred revenue and customer deposits...................................................       2,082            3,048
   Other accrued liabilities................................................................         283              297
   Current maturities of capitalized lease obligations......................................          36               49
                                                                                                ---------         ---------
Total current liabilities...................................................................       4,605            5,899
Capitalized lease obligations, less current maturities......................................           9                7
Stockholders' equity:
   Preferred stock, $.001 par value:
      Authorized shares-2,000
      Issued and outstanding shares-none....................................................           -                -
  Common stock, $.005 par value:
     Authorized shares-10,000
     Issued and outstanding shares- 3,531 at March 31, 2000
      and 3,505 at December 31, 1999........................................................           4                4
   Additional paid-in capital...............................................................      72,017           71,958
   Accumulated deficit......................................................................     (59,796)         (58,671)
                                                                                                ---------        ---------
Total stockholders' equity..................................................................      12,225           13,291
                                                                                                ---------        ---------
Total liabilities and stockholders' equity..................................................     $16,839          $19,197
                                                                                                =========        =========

                             See accompanying notes.

                               SYNC RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    FOR THE THREE MONTHS ENDED
                                                                            MARCH, 31,
                                                             -----------------------------------------
                                                                   2000                  1999
                                                             ------------------   --------------------
         Net revenues                                              $ 3,150              $ 5,106
         Cost of sales                                               1,916                2,851
                                                             ------------------   --------------------
                  Gross profit                                       1,234                2,255

         Operating expenses:
                    Research and development                         1,062                1,715
                    Sales and marketing                                859                1,796
                    General and administrative                         551                  614
                                                             ------------------   --------------------
                         Total operating expenses                    2,472                4,125
                                                             ------------------   --------------------

         Operating loss                                             (1,238)              (1,870)

         Interest income, net                                          114                  135
                                                             ------------------   --------------------

         Loss before income taxes                                   (1,124)              (1,735)

         Provision for income taxes                                      1                    -
                                                             ------------------   --------------------

         Net loss                                                 $ (1,125)             $(1,735)
                                                             ==================   ====================

         Basic and diluted net loss per share                     $  (0.32)             $ (0.50)
                                                             ==================   ====================

         Shares used in computing net loss per share,
                    basic and diluted                                3,516                3,505
                                                             ==================   ====================




                             See accompanying notes.

                               SYNC RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                              --------------------------
                                                                                                  2000           1999
                                                                                              -------------  -----------
OPERATING ACTIVITIES
   Net loss..................................................................................  $(1,125)       $(1,735)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization..........................................................      227            447
      Provision for losses on accounts receivable............................................      108             53
      Deferred compensation expense..........................................................        -              7
  Changes in operating assets and liabilities, net:
      Accounts and other receivables.........................................................    1,666         (1,680)
      Inventories............................................................................      (44)           412
      Prepaid expenses and other current assets..............................................     (426)           144
      Accounts payable and accrued liabilities...............................................      (81)          (794)
      Accrued severance and restructuring....................................................        -           (440)
      Accrued compensation and related costs.................................................     (234)            91
      Deferred revenue and customer deposits.................................................     (966)            (4)
                                                                                             ----------  -------------
Net cash used in operating activities........................................................     (875)        (3,499)

INVESTING ACTIVITIES
   Purchases of furniture, fixtures and equipment............................................     (109)            13
                                                                                             ----------  -------------
Net cash used in investing activities........................................................     (109)            13

FINANCING ACTIVITIES
   Payments on capitalized lease obligations.................................................      (11)           (17)
   Proceeds from common stock options exercised and employee stock
        purchase plan........................................................................       59             51
                                                                                             ----------  -------------
Net cash provided by financing activities....................................................       48             34
                                                                                             ----------  -------------

Net decrease in cash and cash equivalents....................................................     (936)        (3,452)
Cash and cash equivalents at beginning of period.............................................    8,632         14,135
                                                                                             ----------  -------------

Cash and cash equivalents at end of period...................................................   $7,696        $10,683
                                                                                             ==========  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid.............................................................................     $  3            $ 2
                                                                                             ==========  =============

   Income taxes paid.........................................................................     $ 12           $ 14
                                                                                             ==========  =============


                             See accompanying notes.

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.        BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999. The condensed consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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

3.        FURNITURE, FIXTURES AND EQUIPMENT

               Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                             MARCH 31,      DECEMBER 31,
                                                                              2000              1999
                                                                         -------------   ---------------
Equipment acquired under capital leases...................................     $  275            $  275
Furniture and fixtures....................................................        563               559
Computer equipment and software...........................................      7,346             7,239
Leasehold improvements....................................................        413               415
                                                                          ------------   ---------------

                                                                                8,597             8,488
Accumulated depreciation and amortization.................................     (7,083)           (6,856)
                                                                          ------------   ---------------

                                                                              $ 1,514           $ 1,632
                                                                          ============   ===============

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4.        INVENTORIES

         Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                   2000              1999
                                                                           ----------------    ---------------
Raw materials.............................................................       $   2,774         $   2,707
Work in process...........................................................             329               366
Finished goods............................................................           2,081             2,067
                                                                           ----------------    ---------------

                                                                                 $   5,184         $   5,140
                                                                           ================    ===============


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

6.       CREDIT AGREEMENT

         In April 2000, the Company's $3,000,000 credit agreement with a bank expired. There were no borrowings outstanding as of March 31, 2000. The Company currently has no plans to renew this credit line.

7.       LITIGATION

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On January 28, 2000, the court dismissed the complaint with prejudice. Plaintiffs have appealed the dismissal. There is no date scheduled for the hearing on the appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

         PROPOSED MERGER WITH OSICOM TECHNOLOGIES, INC.

         On April 10, 2000, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Osicom Technologies, Inc., a Delaware corporation ("Osicom") and Osicom Technologies, Inc., a New Jersey corporation that is the parent and sole shareholder of Osicom ("Osicom Parent"), pursuant to which, if certain closing conditions are met, (i) Osicom will be merged with and into a subsidiary of the Company (the "Merger") and will become a wholly-owned subsidiary of the Company, and (ii) Osicom Parent will own fifty percent (50%) of the issued and outstanding common stock of the Company. The consummation of the Merger is subject to certain conditions to closing, including, but not limited to, the approval of the Company's stockholders. If all closing conditions are satisfied and no termination event exists, it is expected that the Merger will be completed in the third quarter. The Merger is expected to be accounted for as an acquisition of the Company by Osicom under the "purchase" method of accounting in accordance with generally accepted accounting principles. A copy of the Agreement has been previously filed with the Securities and Exchange Commission on the Company's Current Report on Form 8-K, dated April 18, 2000.

         Sync develops, manufactures, markets, supports and provides wide-area network access and management products and services designed to economically and reliably support business critical applications across carrier provided packetized transmission services, such as frame relay. Sync follows a sales strategy relying primarily on a direct sales force and leveraging resellers, distributors and carriers as delivery channels for its products.

         Osicom Technologies, Inc.. Osicom, based in Annapolis Junction, Maryland designs, manufactures and markets products that provide access to and enhance the performance of data and telecommunications networks and is currently developing products that provide connectivity for storage networks. Many of Osicom's products are incorporated into the remote access and other server products of original equipment manufacturers (OEMs). In addition, certain of Osicom's products are deployed by telecommunications network operators, Applications Service Providers (ASPs), Internet Service Providers (ISPs) and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks.

         There can be no assurance that the Merger will be consummated, or, if consummated, that the operations and personnel of Osicom will be successfully assimilated into the Company's business. The risks associated with the Merger include the potential disruption of the respective ongoing businesses of Osicom and the Company, the inability of the combined company's management to maximize the financial and strategic position of the combined entity through successful incorporation of Osicom's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. In addition, the combined entity will incur significant expenses as a result of the negotiation and implementation of the Merger. These factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

         Net revenues for the first quarter of 2000 were $3.2 million, compared to net revenues of $5.1 million for the quarter ended March 31, 1999. The decrease in net revenues in the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was due primarily to higher revenues from sales of frame relay access and circuit management products in the first quarter of 1999 resulting from the completion of several large projects in that quarter.

         Sales to one customer accounted for 21.2% of revenues for the quarter ended March 31, 2000. Sales to two customers aggregated 13.1% and 11.9% of revenues for the quarter ended March 31, 1999.

Net revenues by product group for the three months ended March 31, 2000 and 1999 were as follows ($ in thousands):

                                                                 2000          %         1999         %
                                                               ----------   ---------  ----------  ---------
Frame relay access products...................................    $1,083          34%     $2,427         48%
Circuit management products...................................       505          16         509         10
Transmission products.........................................       254           8         349          7
Other (including service revenue).............................     1,308          42       1,821         35
                                                               ----------   ---------  ----------  ---------

                                                                  $3,150         100%     $5,106        100%
                                                               ==========   =========  ==========  =========

         The percentage of net revenues represented by sales through channel partners and other resellers was 50.0% for the three months ended March 31, 2000 as compared to 41.5% for the corresponding period in 1999. The sales mix of channel partners and other resellers may change from period to period.

         International sales represented 3.6% of the Company's total sales during the three months ended March 31, 2000 as compared to 25.3% during the three months ended March 31, 1999 . The decrease was due primarily to shipments to one major European company during the three months ended March 31, 1999 and reduced shipments to the pacific rim during the three months ended March 31, 2000.

         GROSS PROFIT

         Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to the Company's manufacturing and service employees.

         Gross profit decreased to $1.2 million for the three months ended March 31, 2000 from $2.3 million in the corresponding prior year period. The lower gross profit for the three month period ended March 31, 2000 was primarily due to lower sales revenue and a higher percentage of spare sales which are generally sold at lower margin. Gross profit as a percentage of net revenues decreased to 39.2% for the three ended March 31, 2000 as compared to 44.2% for the three months ended March 31, 1999. The decrease in margins during the three months ended March 31, 2000 compared to the same period of 1999 was primarily due to lower margins with one major customer partially offset by cost reductions implemented in 1999.

OPERATING EXPENSES

         Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including product prototypes and the depreciation and amortization of equipment and tools utilized in the development process. Research and development expenses decreased to $1.1 million for the three months ended March 31, 2000 as compared to $1.7 million for the comparable period in 1999. The decreased expenditures for the three month period ended March 31, 2000 was due primarily to reduced headcount and lower utilization of outside consultants.

         Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and marketing activities. Selling and marketing expenses decreased to $0.9 million for the three months ended March 31, 2000 as compared to $1.8 million for the comparable period in 1999. The decrease in selling and marketing expenses for the three month period resulted primarily from headcount reductions, changes in the mix of personnel utilized, and reductions in advertising and certain other marketing expenditures.

         General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenditures decreased to $551,000 for the quarter ended March 31, 2000, as compared to $614,000 for the quarter ended March 31, 1999. The reductions were generally due to the Company's continued cost reduction efforts.

         Net interest income was $114,000 for the three months ended March 31, 2000 as compared to $135,000 for the three ended March 31, 1999. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

         INCOME TAXES

         The tax provisions for income taxes in 2000 represents minimum state taxes. There has been no provision for income tax in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company's principal sources of liquidity consisted of $7.7 million of cash and cash equivalents.

         During the nine months ended March 31, 2000, cash utilized by operating activities was $0.9 million, compared to $3.5 million in the corresponding period in 1999. The decreased cash utilization resulted primarily from decreases in accounts receivable of $1.7 million partially offset by a reduction in deferred revenue of $966,000, and an increase in prepaid expenses of $426,000. At March 31, 2000 the Company had no material commitments for capital expenditures.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY


HISTORY OF LOSSES; SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS; UNCERTAIN PROFITABILITY

         The Company has experienced operating losses since inception, with, in recent years, operating losses of $1.1 million for the three months ended March 31, 2000, $4.7 million in 1999, $16.3 million in 1998, and $18.0 million in 1997. As of March 31, 2000, the Company had an accumulated deficit of approximately $59.8 million. Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by the Company's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers account for a large percentage of the Company's net revenues, gross profit as a percentage of net revenues may decline.

         The Company's future revenues are difficult to predict. Revenues and operating results in any quarter depend on the volume and timing of, and the ability to fulfill, orders received within the quarter. Sales of the Company's products typically involve a sales cycle of several months to over a year from the point of initial customer contact until receipt of the first system order, and, in addition, the Company has in the past encountered, and may in the future encounter, delays between initial orders and network-wide deployment. There can be no assurance that average sales cycles will not increase in future periods. During the past year, the Company has shifted its efforts from a focus utilizing channel partners to one focused more on a direct sales model while utilizing channel partners for strategic opportunities and fulfillment. Accordingly, the Company's revenues in any period are highly dependent upon the sales efforts and success of the Company's direct sales force and those channel partners upon which it relies. There can be no assurance that the Company's channel partners and other resellers will give a high priority to the marketing of the Company's products as compared to competitive products or solutions or that the Company's channel partners and other resellers will continue to offer the Company's products. In addition, the Company has shifted its focus from large corporate Fortune 100 enterprises to the middle market enterprise; those companies with 50 to 500 remote locations. There can be no assurance that the middle market enterprise prospect customers will select the Company's products as compared to alternative product offerings provided by other vendors. Significant portions of the Company's expenses are relatively fixed. If sales are below expectations in any given period, the adverse effect of a shortfall in sales on the Company's operating results may be magnified by the Company's inability to adjust spending to compensate for such shortfall. The Company has in the past and may in the future reduce prices or increase spending to respond to competition or to pursue new product or market opportunities. Accordingly, there can be no assurance that the Company will be able to attain or sustain profitability on a quarterly or an annual basis. In addition, if the Company's operating results fall below the expectations of public market analysts and investors, the price of the Company's common stock would likely be materially and adversely affected.

UNCERTAIN MARKET ACCEPTANCE OF FRAME RELAY FOR MISSION-CRITICAL APPLICATIONS

         During the first quarter of 2000 and for the fiscal year 1999 sales of frame relay access products, which enable multiprotocol (IP, IPX and SNA) internet-working over frame relay, represented approximately 34.4%, and 47.5%, respectively, of the Company's net revenues. The market for SNA-over-frame relay products is maturing. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay rather than remaining on leased line networks or selecting newer and/or alternative technologies. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition. The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. IBM has sold, in the past, the Company's FrameNode(R) product family under the name IBM Nways 2218. The agreement between IBM and the Company expired in March 1999. Sales to IBM accounted for 1.0%, 0.8%, and 14.1% of the Company's net revenues at the end of the first quarter 2000, and at the end of 1999, and 1998, respectively. On August 31, 1999, IBM announced its intention to discontinue support for many of its wide area network products and in lieu of such support entered into an arrangement with Cisco Systems to transition its customers and prospects towards solutions provided by Cisco. The Company has relied on IBM products, in certain circumstances, to provide support for Sync products at the customer's data center. Due to the IBM announcement, the Company will need to enhance its product capability to include interoperability with products provided by vendors other than IBM. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the IBM/ Cisco relationship will not adversely impact the Company's ability to sell its products, or that the Company will be able to sufficiently provide for interoperability between its products and products provided by vendors other that IBM. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

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

DEPENDENCE ON CHANNEL PARTNERS AND OTHER RESELLERS

         The Company's channel partners and other resellers account, and are expected to continue to account, for a relatively large percentage of the Company's net revenues, including most of its sales outside of the United States. Sales through channel partners and other resellers accounted for 50.0%, 47.1%, and 62.5% of net revenues of the Company for the quarter ended March 31, 2000 and in 1999 and 1998, respectively. Current partners include AT&T, MCI, Electronic Data Systems, Unisys and Diebold. The Company has also sold its products through OEM relationships with IBM among others. Sales to IBM accounted for 1.0%, 0.8%, and 14.1% of the Company's net revenues at the end of the first quarter 2000, and for the years ended December 31, 1999, and 1998, respectively.

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

DEPENDENCE ON AND RISKS ASSOCIATED WITH INTERNATIONAL SALES

         Sales to customers outside of the United States accounted for approximately 3.6%, 13.2% and 6.9% of the Company's net revenues for the quarter ended March 31, 2000 and in 1999 and 1998, respectively. The Company targets international sales on an opportunistic basis and has historically sold products internationally through partners and resellers. The Company will continue to work with select partners and resellers to generate sales in the European and Asian markets. At this time, international sales are expected to continue to represent a small portion of the Company's sales.

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


RISKS RELATED TO OUR PROPOSED MERGER WITH OSICOM

         SYNC AND OSICOM MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THEIR OPERATIONS AND REALIZE THE COST SAVINGS THAT WE ANTICIPATE.

         The success of the merger depends in substantial part on the ability of Sync and Osicom to integrate their respective operations in an efficient and effective manner. The integration of Osicom's operations into Sync following the merger will require the dedication of management resources in order to achieve the anticipated operating efficiencies of the merger which may distract attention from day to day business operations of the combined companies. The difficulties of combining the Osicom operations into Sync are exacerbated by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. No assurance can be given that difficulties encountered in integrating the operations of Osicom into Sync will be overcome or that the benefits expected from such integration will be realized. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, results of operations and financial condition of the combined companies. In addition, as commonly occurs with mergers of technology companies, aggressive competitors may undertake initiatives to attract customers and to recruit key employees, which could have a material adverse effect on the business, results of operations and financial condition of Sync.

         THE COMBINED COMPANIES WILL INCUR SUBSTANTIAL EXPENSES AND RESTRUCTURING CHARGES IN CONNECTION WITH THE MERGER.

         Sync and Osicom expect to incur certain expenses in connection with the restructuring and consolidation of the operations of the combined companies including, but not limited to, costs related to the closure and elimination of duplicate leased facilities and write-offs of related fixed assets, write-off of discontinued products, and severance costs. Sync and Osicom anticipate that the ultimate integration activities will result in increased efficiencies and lower operating costs. These activities have not been formalized, and therefore the expenses and related efficiency cost savings are not currently estimable with a reasonable degree of accuracy. Although Sync and Osicom expect that the elimination of duplicative expenses as well as other efficiencies related to the integration of the businesses may offset additional expenses over time, there can be no assurance that such net benefit will be achieved in the near term, or at all.

         THE MERGER MAY ADVERSELY IMPACT THE BUYING PATTERNS OF THE CUSTOMERS OF THE COMBINED COMPANIES.

         There is no assurance that resellers and current and potential end-users of Sync and Osicom products will continue their current buying patterns without regard to the announced merger. Certain customers may defer purchasing decisions as they evaluate the combined companies' future product strategy and consider product offerings of competitors. If substantial numbers of customers decide to defer or cancel such purchases, such deferrals or cancellations could have a material adverse effect on the business, results of operations and financial condition of the combined companies.

         SYNC AND OSICOM MAY NOT BE ABLE TO OBTAIN STOCKHOLDER APPROVAL OR THIRD PARTY CONSENTS IN CONNECTION WITH THE MERGER.

         Sync and Osicom each have contracts with many suppliers, customers and other business partners relating to, among other things, certain intellectual property rights. Some of these contracts require Sync and Osicom to obtain the consent, waiver or approval of these other parties in connection with the merger. If consent, waiver or approval cannot be obtained, Sync and Osicom may lose the right to use intellectual property that is necessary for their respective businesses. Sync and Osicom have agreed to use commercially reasonable efforts to secure the necessary consents, waivers and approvals. However, Sync and Osicom may not be able to obtain all of the necessary consents, waivers and approvals, which could have a material adverse effect on the business, results of operations and financial condition of the combined companies. In addition, the merger needs to be approved by a majority of the Sync stockholders present in person or by proxy at the annual stockholders meeting.

         OBTAINING REQUIRED GOVERNMENT APPROVALS AND SATISFYING CLOSING CONDITIONS MAY DELAY OR PREVENT COMPLETION OF THE MERGER.

         Completion of the merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Sync and Osicom intend to vigorously pursue all required approvals. The requirement for these approvals could delay the completion of the merger for a significant period of time. No assurance can be given, however, that these approvals will be obtained or that the required conditions to closing will be satisfied and, if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing thereof.

         SYNC'S OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT THE MERGER.

         The directors and officers of Sync have certain interests in the merger and participate in certain arrangements that are different from, or are in addition to those of Sync stockholders generally. These interests and arrangements include:

         - All executive officers of Sync are parties to agreements that provide for the partial vesting of any unvested options upon a change in control and certain severance benefits if such executive officer is terminated following a corporate transaction such as the merger.

         - Mr. Gregorio Reyes, the current Chairman of the Sync board of directors, will remain as a director of Sync following the merger, and certain current executive officers of Sync will remain as executives of Sync following the merger.

         - Mr. Reyes is party to an agreement that provides for the full vesting of any unvested options upon a change in control and certain severance benefits if he is terminated following a corporate transaction such as the merger.

         THE VALUE OF SYNC STOCKHOLDERS' HOLDINGS IN SYNC MAY BE DIMINISHED AS A RESULT OF THE MERGER.

         Although the companies believe that beneficial synergies will result from the merger, there can be no assurance that the combining of the two companies' businesses, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by Sync independently, or as to the period of time required to achieve such result. The issuance of Sync common stock in connection with the merger may have the effect of reducing Sync's net income per share from levels otherwise expected and could reduce the market price of the Sync common stock unless revenue growth or cost savings and other business synergies sufficient to offset the effect of such issuance can be achieved. As a consequence of the merger, Sync stockholders will lose the chance to invest in the development and exploitation of Sync's products on a stand-alone basis. Additionally, Sync following the merger will have different management than Sync's current management, and consequently the management of Sync following the merger may make strategic and operational decisions that differ from those of Sync's current management.

         THE NUMBER OF SYNC SHARES OF COMMON STOCK THAT ARE TO BE EXCHANGED FOR ALL OF THE SHARES OF OSICOM COMMON STOCK IS FIXED.

         Under the terms of the merger agreement, the outstanding shares of Osicom common stock issued and outstanding at the closing will be converted into the right to receive shares of Sync common stock. The merger agreement does not contain any provisions for adjustment of the exchange amount or termination of the merger agreement based solely on fluctuations in the price of Sync common stock. The price of Sync common stock at the closing of the merger may vary from its prices on the date the proxy statement/prospectus is mailed and on the date of the annual meeting. These prices may vary because of changes in the business, operations or prospects of Sync, market assessments of the likelihood that the merger will be completed, the timing of the completion of the merger, the prospects of post-merger operations, regulatory considerations, general market and economic conditions and other factors. Because the date that the merger is completed may be later than the date of the annual meeting, the price of Sync common stock on the date of the annual meeting may not be indicative of its price on the date the merger is completed. We urge Sync stockholders to obtain current market quotations for Sync common stock.

         SYNC CANNOT ASSURE YOU THAT ITS STOCK PRICE WILL NOT DECLINE AFTER THE MERGER.

         Factors such as announcements of technological innovations or the introduction of new products by the combined companies or their competitors, as well as market conditions in the technology sector, may have a significant effect on the market price of Sync's common stock following the merger. Further, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These market fluctuations may have an adverse effect on the price of Sync's common stock following the merger.

         THE COMBINED COMPANIES MAY FACE INCREASED CREDIT RISKS AS A RESULT OF THE MERGER.

         Osicom distributes a significant portion of its products through third party distributors, resellers and OEM partners. Due to the consolidation in the distribution and reseller channels and Osicom's reliance upon these channels, Osicom has experienced an increased concentration of credit risks. Financial difficulties on the part of one or more of the Combined Company's significant distributors, resellers or OEM partners may have a material adverse effect on the combined companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH FOREIGN EXCHANGE

         In the first three months of 2000, approximately 3.6% of the Company's net revenues were derived from sales to international customers, primarily in Europe and the Pacific Rim. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's sales are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

         The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than three months. At March 31, 2000, investments were as follows ($ in millions):

                                                                                             AVERAGE
                                                                                 AVERAGE     INTEREST       FAIR
                                                                    BALANCE      MATURITY      RATE        VALUE
                                                                    -------      --------    --------      -----
Short-term debt instruments and money market funds                    $7.7       2 months       5%          $7.7

                               SYNC RESEARCH, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On January 28, 2000, the court dismissed the complaint with prejudice. Plaintiffs have appealed the dismissal. There is no date scheduled for the hearing on the appeal.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)EXHIBITS

         27.1     Financial Data Schedule.

    (b)REPORTS ON FORM 8-K

         On April 18, 2000, the Company filed a report on Form 8-K to report that it had signed an Agreement and Plan of Merger with Oscicom Technologies, Inc. a Delaware corporation and Oscicom Technologies, Inc., a New Jersey corporation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SYNC RESEARCH, INC.




                            By:                   /s/ William K. Guerry
                                           ----------------------------------
                                                    William K. Guerry
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                               AND CHIEF FINANCIAL OFFICER
                                        (DULY AUTHORIZED SIGNATORY AND PRINCIPAL
Date: May 12, 2000                          FINANCIAL AND ACCOUNTING OFFICER)