Form 10-Q
period 2000-06-30
SYNC RESEARCH INC
filed 2000-08-14
CIK 1000695

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        ---------------------------------

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM              TO             .

                        COMMISSION FILE NUMBER 000-26952

                        ---------------------------------

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

                        ---------------------------------


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

As of August 7, 2000, 3,537,401 shares of the Registrant's Common Stock were issued and outstanding.


================================================================================

                               SYNC RESEARCH, INC.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
Part I.      Financial Information..........................................................................        3

  Item 1.    a)      Condensed consolidated balance sheets at June 30, 2000 (unaudited) and December 31,
                     1999...................................................................................        3

             b)      Condensed consolidated statements of operations (unaudited) for the three months and
                     six months ended June 30, 2000 and June 30, 1999.......................................        4

             c)      Condensed consolidated statements of cash flows (unaudited) for the six months ended
                     June 30, 2000 and June 30, 1999........................................................        5

             d)      Notes to condensed consolidated financial statements...................................        6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........        8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................       18

Part II.     Other Information..............................................................................       19

  Item 1.    Legal Proceedings..............................................................................       19

  Item 2.    Changes in Securities and Use of Proceeds......................................................       19

  Item 3.    Defaults upon Senior Securities................................................................       19

  Item 4     Submission of Matters to a Vote of Security Holders............................................       20

  Item 5.    Other Information..............................................................................       20

  Item 6.    Exhibits and Reports on Form 8-K...............................................................       20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SYNC RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS


                                                             JUNE 30,   DECEMBER 31,
                                                               2000        1999
                                                             --------   ------------
                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents .............................   $  8,236    $  8,632
   Accounts and other receivables, net ...................        732       3,173
   Inventories, net ......................................      2,622       5,140
   Prepaid expenses and other current assets .............        751         565
                                                             --------    --------

Total current assets .....................................     12,341      17,510
Furniture, fixtures and equipment, net ...................      1,322       1,632
Other assets .............................................         55          55
                                                             ========    ========
Total assets .............................................   $ 13,718    $ 19,197
                                                             ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ......................................   $  1,202    $  1,769
   Accrued  compensation and related costs ...............        547         736
   Deferred revenue and customer deposits ................      1,755       3,048
   Other accrued liabilities .............................        262         297
   Current maturities of capitalized lease obligations ...         23          49
                                                             --------    --------
Total current liabilities ................................      3,789       5,899
Capitalized lease obligations, less current maturities ...          5           7
Stockholders' equity:
   Preferred stock Series A, $.001 par value:
      Authorized shares-700
      Issued and outstanding shares-700 ..................      2,066        --
  Common stock, $.001 par value:
     Authorized shares-50,000
     Issued and outstanding shares- 3,537 at June 30, 2000
      and 3,505 at December 31, 1999 .....................          4           4
   Additional paid-in capital ............................     72,017      71,958
   Accumulated deficit ...................................    (64,163)    (58,671)
                                                             --------    --------
Total stockholders' equity ...............................      9,924      13,291
                                                             --------    --------
Total liabilities and stockholders' equity ...............   $ 13,718    $ 19,197
                                                             ========    ========

                            See accompanying notes.

                               SYNC RESEARCH, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      For the three months ended         For the six months ended
                                              June 30                             June 30
                                      --------------------------         ------------------------
                                         2000             1999             2000             1999
                                       -------          -------          -------          -------
Net revenues .................         $ 2,418          $ 4,405          $ 5,568          $ 9,511
Cost of sales ................           4,197            2,485            6,113            5,336
                                       -------          -------          -------          -------
Gross profit (loss) ..........          (1,779)           1,920             (545)           4,175

Operating expenses:
   Research and development ..           1,066            1,311            2,128            3,026
   Selling and marketing .....             769            1,356            1,628            3,152
   General and administrative              851              647            1,402            1,261
                                       -------          -------          -------          -------
   Total operating expenses ..           2,686            3,314            5,158            7,439
                                       -------          -------          -------          -------

Operating loss ...............          (4,465)          (1,394)          (5,703)          (3,264)

Interest income, net .........              98              105              212              240
                                       -------          -------          -------          -------

Loss before income taxes .....          (4,367)          (1,289)          (5,491)          (3,024)

Provision for income taxes ...            --                  2                1                2
                                       -------          -------          -------          -------

Net loss .....................         $(4,367)         $(1,291)         $(5,492)         $(3,026)
                                       =======          =======          =======          =======

Basic and diluted net loss per
share ........................         $ (1.24)         $ (0.37)         $ (1.56)         $ (0.87)
                                       =======          =======          =======          =======


Shares used in computing net
loss per share, basic and
diluted ......................           3,536            3,480            3,527            3,492
                                       =======          =======          =======          =======


                             See accompanying notes.

                               SYNC RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                      --------------------------
                                                                                        2000              1999
                                                                                      --------          --------
OPERATING ACTIVITIES
  Net loss ..................................................................         $ (5,492)         $ (3,026)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization .........................................              427               780
      Provision for (recovery of) losses on accounts receivable .............              (14)               75
      Inventory reserves ....................................................            2,493              --
      Deferred compensation expense .........................................             --                   7
  Changes in operating assets and liabilities, net:
      Accounts and other receivables ........................................            2,455              (724)
      Inventories ...........................................................               25               747
      Prepaid expenses and other current assets .............................             (186)              263
      Accounts payable and other accrued liabilities ........................             (602)           (1,608)
      Accrued severance and restructuring ...................................             --                (783)
      Accrued compensation and related costs ................................             (189)             (113)
      Deferred revenue and customer deposits ................................           (1,293)              595
                                                                                      --------          --------
Net cash used in operating activities .......................................           (2,376)           (3,787)
INVESTING ACTIVITIES
   Purchases of furniture, fixtures and equipment, net ......................             (117)               88
                                                                                      --------          --------
Net cash provided by (used in) investing activities .........................             (117)               88

FINANCING ACTIVITIES
   Payments on capitalized lease obligations ................................              (28)              (31)
   Net proceeds from sale of Series A preferred stock .......................            2,066              --
   Repurchase of common stock ...............................................             --                (136)
   Proceeds from common stock options exercised and employee stock
        purchase plan .......................................................               59                58
                                                                                      --------          --------
Net cash provided by (used in) financing activities .........................            2,097              (109)
                                                                                      --------          --------

Net decrease in cash and cash equivalents ...................................             (396)           (3,808)
Cash and cash equivalents at beginning of period ............................            8,632            14,135
                                                                                      --------          --------

Cash and cash equivalents at end of period ..................................         $  8,236          $ 10,137
                                                                                      ========          ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest paid ............................................................         $      4          $      4
                                                                                      ========          ========

   Income taxes paid ........................................................         $     12          $     14
                                                                                      ========          ========


                             See accompanying notes.

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared without audit. In the opinion of management, the unaudited financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the Company's financial position at June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999. The condensed consolidated financial statements should be read in conjunction with the audited financial statements of Sync Research, Inc. (the "Company") and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

         The Company has entered into an Amended and Restated Agreement and Plan of Merger (the "Agreement") with Osicom Technologies, Inc., a New Jersey corporation ("Parent"), pursuant to which, (i) Entrada Networks ("Entrada"), a wholly owned subsidiary of Parent will be merged with and into a subsidiary of the Company (the "Merger") and will become a wholly-owned subsidiary of the Company, and (ii) Parent will own between 56% and 64% of the issued and outstanding common stock of the Company. The consummation of the Merger is subject to certain conditions, including, but not limited to, the approval of the Company's stockholders. The shareholders will vote on the merger at the annual meeting to be held on August 30, 2000. It is expected that the Merger will be completed in the third quarter. The Merger is expected to be accounted for as an acquisition of the Company by Parent under the "purchase" method of accounting in accordance with generally accepted accounting principles.

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

3.       INVENTORIES

         Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market, as follows (in thousands):

                                                        JUNE 30,          DECEMBER 31,
                                                          2000                1999
                                                    ----------------    ----------------
         Raw materials............................         $    508           $   2,707
         Work in process..........................              139                 366
         Finished goods...........................            1,975               2,067
                                                    ----------------    ----------------
                                                          $   2,622           $   5,140
                                                    ================    ================

                               SYNC RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

4.       FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment are recorded at cost and consist of the following (in thousands):

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2000                1999
                                                                            ---------------   ---------------
Equipment acquired under capital leases...................................          $  275            $  275
Furniture and fixtures....................................................             563               559
Computer equipment and software...........................................           7,353             7,239
Leasehold improvements....................................................             415               415
                                                                            ---------------   ---------------
                                                                                     8,606             8,488
Accumulated depreciation and amortization.................................         (7,284)           (6,856)
                                                                            ---------------   ---------------
                                                                                   $ 1,322           $ 1,632
                                                                            ===============   ===============


5.       STOCKHOLDERS' EQUITY

         On May 15, 2000, the Company completed a private placement of 700,000 shares of its Series A Preferred Stock, for net proceeds of approximately $2.1 million in cash. The Series A Preferred Stock is convertible into shares of common stock on a one-for-one basis, and will be automatically converted upon completion of the Merger. The Series A Preferred Stock is also entitled to a 6% annual dividend, and has liquidation preferences. If the Merger has not closed by August 31, 2000, provided that at least 350,000 shares of the Series A Preferred Stock is held by the Series A Preferred Stock purchaser and/or its affiliates, the Series A Preferred stockholder will be entitled to designate one member of the Company's board of directors and the Company will be required to obtain the Series A purchaser's consent for certain company actions.

6.       PER SHARE INFORMATION

         Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents result from the dilutive effect, if any, of outstanding options and warrants to purchase common stock. Dilutive net loss per share also reflects the accumulation of approximately $18,000 dividends on the Company's issued and outstanding Series A Preferred Stock. All share amounts have been adjusted to reflect the implementation of the Company's one-for-five reverse stock split on June 28, 1999.

7.       LITIGATION

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On January 28, 2000, the court dismissed the complaint with prejudice. Plaintiffs appealed the dismissal. However, the plaintiff decided not to pursue the appeal and the appeal was dismissed on July 6, 2000. The District Court's judgment in favor of the Company, therefore, is final.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I-Item 1 of this Quarterly Report. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements. The Company wishes to alert readers that the factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and in the section of this Item 2 titled "Additional Factors That May Affect Future Results," as well as other factors that could in the future affect, and in the past have affected, the Company's results. The Company's actual results for future periods could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

         The Company develops, manufactures, markets, supports and provides wide-area network access and management products and services designed to economically and reliably support business critical applications across carrier provided packetized transmission services, such as frame relay. The Company's products include a line of frame relay access devices and routers, serial to local network protocol converters, circuit management products, digital transmission devices and supporting software. The Company follows a sales strategy relying primarily on a direct sales force and leveraging resellers, distributors and carriers as delivery channels for its products.

PROPOSED MERGER WITH OSICOM TECHNOLOGIES, INC.

         The Company has entered into an Amended and Restated Agreement and Plan of Merger (the "Agreement") with Osicom Technologies, Inc., a New Jersey corporation ("Parent"), pursuant to which, (i) Entrada Networks ("Entrada"), a wholly owned subsidiary of Parent will be merged with and into a subsidiary of the Company (the "Merger") and will become a wholly-owned subsidiary of the Company, and (ii) Parent will own between 56% and 64% of the issued and outstanding common stock of the Company. The consummation of the Merger is subject to certain conditions, including, but not limited to, the approval of the Company's stockholders. The shareholders will vote on the merger at the annual meeting to be held on August 30, 2000. It is expected that the Merger will be completed in the third quarter. The Merger is expected to be accounted for as an acquisition of the Company by Parent under the "purchase" method of accounting in accordance with generally accepted accounting principles. A copy of the Agreement has been filed with the Securities and Exchange Commission in the Company's registration statement on Form S-4.

         Entrada, based in Annapolis Junction, Maryland, designs, manufactures and markets products that provide access to and enhance the performance of data and telecommunications networks, and is currently developing products that provide connectivity for storage networks. Many of Entrada's products are incorporated into the remote access and other server products of original equipment manufacturers ("OEMs"). In addition, certain of Entrada's products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks.

         There can be no assurance that the Merger will be consummated, or, if consummated, that the operations and personnel of Entrada will be successfully combined. The risks associated with the Merger include the potential disruption of the respective ongoing businesses of the Company and Entrada, the inability of the combined company's management to maximize the financial and strategic position of the combined entity through successful incorporation of Entrada's personnel and clients, the inability to implement uniform standards, controls, procedures and policies and the impairment of relationships with existing employees and clients as a result of the Company's integration of new management personnel. In addition, the Company has incurred and will continue to incur significant expenses as a result of the negotiation and implementation of the Merger. These factors and the other factors discussed in the Company's registration statement on Form S-4 dated August 3, 2000 and under the section of this Item 2. Titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" could have a material adverse effect on the Company's business, financial condition and operating results.

RECENT DEVELOPMENTS.

         In June 2000, the Company recorded a $2.5 million inventory valuation allowance based upon its recent and expected business levels. In July 2000, the Company implemented a program to reduce its operating costs including headcount reductions and the closure of its Norton, Massachusetts facility. In connection with this program, the Company will record a charge of approximately $500,000 for facility closure, employee-related costs and asset write-offs associated with the program.

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

         Net revenues for the second quarter of 2000 were $ 2.4 million, compared to net revenues of $4.4 million for the quarter ended June 30, 1999. Net revenues for the six months ended June 30, 2000 were $5.6 million, compared to $9.5 million for the six months ended June 30, 1999. The decrease in net revenues in the three and six months ended June 30, 2000, compared to the three and six months ended June 30, 1999 was due primarily to decreased sales of frame relay access products and circuit management products reflecting higher sales from Year 2000 related network upgrades in 1999, partially offset by increases in other revenues, primarily service fees.

         Sales to one customer accounted for 12.6% of revenues for the quarter ended June 30, 2000. Sales to three customers were 14.0%, 12.0% and 11.0% for the quarter ended June 30, 1999. For the six months ended June 30, 2000 sales to two customers aggregated 12.7% and 11.0% of revenues comparable to one customer aggregating 13.0% for the six months ended June 30, 1999.

         The percentage of net revenues represented by sales through channel partners and other resellers was 43.5% and 47.2% for the three and six months ended June 30, 2000 as compared to 56.5% and 51.6% for the three and six months ended June 30, 1999. The sales mix of channel partners and other resellers may change from period to period.

         International sales represented 8.7% and 5.8% of the Company's total sales during the three and six months ended June 30, 2000 as compared to 12.7% and 19.4%, respectively, for the three and six months ended June 30, 1999. The decrease was due primarily to shipments to one major European customer during the three months ended March 31, 1999 and reduced shipments to the pacific rim during the three months and six months ended June 30, 2000.

         GROSS PROFIT (LOSS)

         Cost of sales primarily consists of purchased materials used in the assembly of the Company's products, fees paid to third party subcontractors for installation and maintenance services, and compensation paid to the Company's manufacturing and service employees.

         Gross profit decreased to a negative $1.8 million and a negative $0.5 million for the three and six months ended June 30, 2000, respectively, from $1.9 million and $4.2 million in the corresponding prior year period. The lower gross profit for the three month period ended June 30, 2000 was primarily due to lower sales revenues and a $2.5 million inventory valuation allowance recorded during the quarter. Gross profit as a percentage of net revenues, excluding the provision, decreased to 29.2% and 35.7%, respectively, for the three and six months ended June 30, 2000 as compared to 43.6% and 43.9% for the comparable periods in 1999. The decrease in margins during the three and six months ended June 30, 2000 compared to the same periods of 1999 was primarily due to lower margins with one major customer and the overall decrease in sales levels, partially offset by cost reductions implemented in 1999.

         OPERATING EXPENSES

         Research and development expenses primarily consist of compensation paid to personnel, including consultants, engaged in research and development activities, amounts paid for outside development services and costs of materials utilized in the development of hardware products, including product prototypes and the depreciation and amortization of equipment and tools utilized in the development process. Research and development expenses decreased to $1.1 million and $2.1 million, respectively, for the three months and six months ended June 30, 2000 as compared to $1.3 million and $3.0 million for the comparable periods in 1999. The decreased expenditures for the three and six month periods ended June 30, 2000 was due primarily to reductions in personnel and lower utilization of outside consultants.

         Selling and marketing expenses consist primarily of base and incentive compensation paid to sales and marketing personnel, travel and related expenses, and costs associated with promotional and marketing activities. Selling and marketing expenses decreased to $0.8 million and $1.6 million, respectively, for the three and six months ended June 30, 2000 as compared to $1.4 million and $3.2 million for the comparable periods in 1999. The decrease in selling and marketing expenses for the three and six month periods resulted primarily from headcount reductions, changes in the mix of personnel utilized, and reductions in advertising and certain other marketing expenditures.

         General and administrative expenses consist primarily of compensation paid to corporate and administrative personnel, payments to consultants and professional service providers, and public company related costs. General and administrative expenditures increased to $851,000 and $1.4 million, respectively, for the three and six month period ended June 30, 2000, as compared to $647,000 and $1.3 million for the three and six months ended June 30, 1999. The increases were primarily due to $280,000 of Merger related costs incurred in the second quarter of 2000, partially offset by benefits from the Company's continued cost reduction efforts.

         Net interest income was $98,000 and $212,000, respectively, for the three and six months ended June 30, 2000 as compared to $105,000 and $240,000 for the three and six months ended June 30, 1999. The decrease in net interest income was primarily due to the Company's lower cash balances resulting from the utilization of cash to fund the Company's operating activities.

         INCOME TAXES

         The tax provisions for income taxes in 2000 and 1999 represents minimum state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's principal sources of liquidity consisted of $8.2 million of cash and cash equivalents.

         During the six months ended June 30, 2000, cash utilized by operating activities was $2.4 million, compared to $3.8 million in the corresponding period in 1999. For the six months ended June 30, 2000, the decreased cash utilization resulted primarily from decreases in accounts receivable of $2.5 million partially offset by a reduction in deferred revenue and customer deposits of $1.3 million. During the second quarter of 2000, the Company generated $2.1 million of net proceeds from the sale of its Series A Preferred Stock. At June 30, 2000, the Company had no material commitments for capital expenditures.

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

THE COMPANY HAS INCURRED CONSISTENT OPERATING LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT NET LOSSES AND NEGATIVE CASH FLOWS IN THE FUTURE, AND MAY NEVER BE PROFITABLE.

         The Company has experienced operating losses since inception, with, in recent years, operating losses of $5.7 million for the six months ended June 30, 2000, $4.7 million in 1999, $16.3 million in 1998, and $18.0 million in 1997. As of June 30, 2000, the Company had an accumulated deficit of approximately $64.2 million. The Company has experienced, and may in the future experience, significant fluctuations in revenues and operating results from quarter to quarter and from year to year due to a combination of factors. Factors that have in the past caused, or may in the future cause, the Company's revenues and operating results to vary significantly from period to period include: the timing of significant orders; the relatively long length of the sales cycles for certain of the Company's products; the market conditions in the networking industry; the timing of capital expenditures by the Company's target market customers; competition and pricing in the industry; the Company's success in developing, introducing and shipping new products; new product introductions by the Company's competitors; production or quality problems; changes in material costs; disruption in sources of supply; changes in foreign currency exchange rates; and general economic conditions. In addition, revenues and gross margins may fluctuate due to the mix of distribution channels employed and the mix of products sold. For example, the Company generally realizes a higher gross margin on direct sales than on sales through its channel partners and other resellers. Accordingly, if channel partners and other resellers account for a large percentage of the Company's net revenues, gross profit as a percentage of net revenues may decline.

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

THE MARKET FOR FRAME RELAY SOLUTIONS FOR MISSION CRITICAL AND LEGACY APPLICATIONS IS UNCERTAIN.

         During the first six months of 2000 and for the fiscal year 1999 sales of frame relay access products, which enable multiprotocol (IP, IPX and SNA) internet-working over frame relay, represented approximately 30.8%, and 47.5%, respectively, of the Company's net revenues. The market for SNA-over-frame relay products is maturing. The success of the Company and its channel partners in generating significant sales of frame relay access products will depend in part on their ability to educate end users about the benefits of the Company's technology and convince end users to switch their mission-critical applications to frame relay rather than remaining on leased line networks or selecting newer and/or alternative technologies. In addition, broad acceptance of frame relay services will also depend upon the tariffs for such services, which are determined by carriers. If the tariff structure for dedicated leased lines becomes more favorable relative to tariffs for a comparable network utilizing frame relay, the market for frame relay networking products could be adversely affected. There can be no assurance that the market will adopt frame relay for mission-critical applications to any significant extent. The failure of such adoption to occur could have a material adverse effect on the Company's business, operating results and financial condition. The Company's frame relay access products are targeted at the large installed base of IBM customers utilizing SNA networks. IBM has sold, in the past, the Company's FrameNode(R) product family under the name IBM Nways 2218. The agreement between IBM and the Company expired in March 1999. Sales to IBM accounted for 1.5%, 0.8%, and 14.1% of the Company's net revenues at the end of the first six months ended June 30, 2000, and at the end of 1999, and 1998, respectively. On August 31, 1999, IBM announced its intention to discontinue support for many of its wide area network products and in lieu of such support entered into an arrangement with Cisco Systems to transition its customers and prospects towards solutions provided by Cisco. The Company has relied on IBM products, in certain circumstances, to provide support for Sync products at the customer's data center. Due to the IBM announcement, the Company will need to enhance its product capability to include interoperability with products provided by vendors other than IBM. There can be no assurance that IBM will continue to support frame relay, that IBM will not develop or promote SNA-over-frame relay products competitive with the Company's products, that the IBM/ Cisco relationship will not adversely impact the Company's ability to sell its products, or that the Company will be able to sufficiently provide for interoperability between its products and products provided by vendors other that IBM. Any of these events could have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY DEPENDS UPON ITS CHANNEL PARTNERS AND OTHER RESELLERS FOR A SIGNIFICANT PORTION OF ITS SALES.

         The Company's channel partners and other resellers account, and are expected to continue to account, for a relatively large percentage of the Company's net revenues, including most of its sales outside of the United States. Sales through channel partners and other resellers accounted for 43.5%, 47.2%, 47.1%, and 62.5%, respectively, of net revenues of the Company for the three and six months ended June 30, 2000 and in 1999 and 1998, respectively. Current partners include AT&T, MCI, Electronic Data Systems, Unisys and Diebold. The Company has also sold its products through OEM relationships with IBM among others. Sales to IBM accounted for 1.5%, 0.8%, and 14.1% of the Company's net revenues at the end of the second quarter 2000, and at the end of 1999, and 1998, respectively.

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

THE COMPANY'S MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, EVOLVING STANDARDS AND FREQUENT NEW PRODUCT INTRODUCTIONS.

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

PRODUCT DEFECTS CAN HARM THE COMPANY'S BUSINESS.

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

THE COMPANY FACES INTENSE COMPETITION FROM OTHER VENDORS.

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

THE COMPANY RELIES ON THIRD PARTY MANUFACTURERS TO PRODUCE ITS PRODUCTS, AND ITS REPUTATION AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED BY ITS INABILITY TO MANAGE THE THIRD PARTY MANUFACTURERS' OPERATIONS.

         The Company's manufacturing operations consist primarily of materials planning and procurement, light assembly, system integration, testing and quality assurance. The Company has entered into arrangements with contract manufacturers to out-source substantial portions of its board level procurement, assembly and system test operations. There can be no assurance that these independent contract manufacturers will be able to meet the Company's future requirements for manufactured products or that such independent contract manufacturers will not experience quality problems in manufacturing the Company's products. The inability of the Company's contract manufacturers to provide the Company with adequate supplies of high quality products could have a material adverse effect upon the Company's business, operating results and financial condition. The loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer. Such an event could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's manufacturing procedures may in certain instances create a risk of excess or inadequate inventory if orders do not match forecasts. Any manufacturing delays, excess manufacturing capacity or inventories or inability to increase manufacturing capacity, if required, could have a material adverse effect on the Company's business, operating results and financial condition.

THE COMPANY WILL BE CONTINUE TO BE DEPENDENT ON SUPPLIERS, MANY OF WHICH WILL BE THE SOLE SOURCE FOR THEIR COMPONENTS, AND ITS PRODUCTION WOULD BE SERIOUSLY HARMED IF THESE SUPPLIERS ARE NOT ABLE TO MEET ITS DEMAND AND ALTERNATIVE SOURCES ARE NOT AVAILABLE.

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

THE COMPANY DEPENDS ON ITS PROPRIETARY TECHNOLOGY.

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

TARIFF AND REGULATORY MATTERS ARE SUBJECT TO CHANGE AND MAY SUBSTANTIALLY IMPACT THE RELATIVE VALUE OF THE COMPANY'S PRODUCTS COMPARED TO COMPETITIVE TECHNOLOGIES.

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

THE COMPANY DEPENDS UPON KEY PERSONNEL AND WILL HAVE RISKS ASSOCIATED WITH HIRING, RETENTION, AND INTEGRATION OF SUFFICIENT QUALITY PERSONNEL.

         The Company's success depends, to a significant degree, upon the continued contributions of its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled engineering, managerial, sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Recently, the Company has undergone significant personnel turnover in research and development, sales, and other functional areas and the Company experienced significant turnover in the composition of its executive officers. Such turnover has affected the Company's ability to successfully develop new products and generate additional business. Two of the current three executive officers have been officers of the Company for less than a year. The loss of the services of any of the Company's key personnel or the failure to attract or retain qualified personnel in the future could have a material adverse effect on the Company's business, operating results or financial condition.

THE COMPANY'S FINANCIAL CONDITION AND RESULTS MAY BE ADVERSELY AFFECTED BY A DECLINE IN GENERAL ECONOMIC CONDITIONS.

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

THE COMPANY'S STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

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

THERE IS NO ASSURANCE THAT THE COMPANY WILL CONTINUE TO MEET THE REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ NATIONAL MARKET.

         The Company's common stock is listed and traded on the Nasdaq National Market. On January 4, 1999, the Company received a letter from Nasdaq notifying it of its failure to maintain a closing bid price of greater than $1.00 in accordance with the Nasdaq listing requirements. In order to comply with the Nasdaq listing requirements, the Company implemented a 1 for 5 reverse stock split on June 28, 1999. As a result of the reverse stock split, the Company maintained its stock price above the $1 per share minimum level, and accordingly, was informed by Nasdaq that it had met the requirements for continued listing. However, there can be no assurance that the Company will meet the minimum closing bid price or any other Nasdaq listing requirements on an ongoing basis, or that the Company will be able to take action in order to continue to meet the listing requirements.

ANTI-TAKEOVER PROVISIONS MAY NEGATIVELY IMPACT THE VALUE OF THE COMPANY'S STOCK PRICE.

         The Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In addition, certain provisions of the Company's charter documents, including provisions eliminating cumulative voting, eliminating the ability of stockholders to call meetings or to take actions by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing a change in control or management of the Company, which could have an adverse effect on the market price of the Company's common stock. Certain of the Company's stock option and purchase plans and agreements provide for assumption of such plans, or, alternatively, immediate vesting upon a change of control or similar event. In addition, the Company has entered into severance agreements with its officers, pursuant to which they are entitled to defined severance payments if they are actually or constructively terminated within specified time periods following a change of control of the Company. The Board of Directors currently has authority to issue up to 1,300,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and as a result, the issuance of such preferred stock could have a material adverse effect on the market value of the common stock. The Company has no present plan to issue shares of preferred stock.

RISKS RELATED TO OUR PROPOSED MERGER

THE COMPANY AND ENTRADA MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THEIR OPERATIONS AND REALIZE THE COST SAVINGS THAT WE ANTICIPATE.

         The success of the merger depends in substantial part on the ability of the Company and Entrada to integrate their respective operations in an efficient and effective manner. The integration of Entrada's operations into the Company following the merger will require the dedication of management resources in order to achieve the anticipated operating efficiencies of the merger which may temporarily distract attention from day to day business operations of the combined companies. The difficulties of combining the Entrada operations into the Company are exacerbated by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. No assurance can be given that difficulties encountered in integrating the operations of Entrada into the Company will be overcome or that the benefits expected from such integration will be realized. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business, results of operations and financial condition of the combined companies. In addition, as commonly occurs with mergers of technology companies, aggressive competitors may undertake initiatives to attract customers and to recruit key employees, which could have a material adverse effect on the business, results of operations and financial condition of the Company.

THE COMBINED COMPANIES WILL INCUR SUBSTANTIAL EXPENSES AND RESTRUCTURING CHARGES IN CONNECTION WITH THE MERGER.

         The Company and Entrada expect to incur certain expenses in connection with the restructuring and consolidation of the operations of the combined companies including, but not limited to, costs related to the closure and elimination of duplicate leased facilities and write-offs of related fixed assets, write-offs of discontinued products, and severance costs. The Company and Entrada anticipate that the integration activities will ultimately result in increased efficiencies and lower operating costs. These activities have not been formalized, and therefore the expenses and related efficiency cost savings are not currently estimable with a reasonable degree of accuracy. Although the Company and Entrada expect that the elimination of duplicative expenses as well as other efficiencies related to the integration of the businesses may offset additional expenses over time, there can be no assurance that such net benefit will be achieved in the near term, or at all.

         Parent expects to incur direct transaction costs of approximately $200,000 consisting primarily of legal and accounting costs.

         The Company estimates it will incur direct transaction costs of approximately $800,000 associated with the merger, consisting primarily of fees for investment banking, filings with regulatory agencies, legal, accounting, financial printing and other related costs.

THE MERGER MAY ADVERSELY IMPACT THE BUYING PATTERNS OF THE CUSTOMERS OF THE COMBINED COMPANIES.

         There is no assurance that resellers and current and potential end-users of the Company and Entrada products will continue their current buying patterns without regard to the announced merger. Certain customers may defer purchasing decisions as they evaluate the combined companies' future product strategy and consider product offerings of competitors. If substantial numbers of customers decide to defer or cancel such purchases, such deferrals or cancellations could have a material adverse effect on the business, results of operations and financial condition of the combined companies.

THE COMPANY AND ENTRADA MAY NOT BE ABLE TO OBTAIN THIRD PARTY CONSENTS IN CONNECTION WITH THE MERGER.

         The Company and Entrada each have contracts with many suppliers, customers and other business partners relating to, among other things, certain intellectual property rights. Some of these contracts require the Company and Entrada to obtain the consent, waiver or approval of these other parties in connection with the merger. If consent, waiver or approval cannot be obtained, the Company and Entrada may lose the right to use intellectual property that is necessary for their respective businesses. The Company and Entrada have agreed to use commercially reasonable efforts to secure the necessary consents, waivers and approvals. However, the Company and Entrada may not be able to obtain all of the necessary consents, waivers and approvals, which could have a material adverse effect on the business, results of operations and financial condition of the combined companies.

OBTAINING REQUIRED GOVERNMENT APPROVALS AND SATISFYING CLOSING CONDITIONS MAY DELAY OR PREVENT COMPLETION OF THE MERGER.

         Completion of the merger is conditioned upon the receipt of all material governmental authorizations, consents, orders and approvals. The Company and Entrada intend to vigorously pursue all required approvals. The requirement for these approvals could delay the completion of the merger for a significant period of time after the Company stockholders have approved the proposals relating to the merger at the annual meeting. No assurance can be given, however, that these approvals will be obtained or that the required conditions to closing will be satisfied and, if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing thereof.

THE COMPANY'S OFFICERS AND DIRECTORS HAVE CONFLICTS OF INTEREST THAT MAY INFLUENCE THEM TO SUPPORT THE MERGER.

         The directors and officers of the Company have certain interests in the merger and participate in certain arrangements that are different from, or are in addition to those of the Company stockholders generally. These interests and arrangements include:

         - All executive officers of the Company are parties to agreements that provide for the partial vesting of any unvested options upon a change in control and certain severance benefits if such executive officer is terminated following a corporate transaction such as the merger

         - Mr. Gregorio Reyes, the current Chairman of the the Company board of directors, will remain as a director of the Company following the merger, and certain current executive officers of the Company will remain as executives of the Company following the merger

         - Mr. Reyes is party to an agreement that provides for the full vesting of any unvested options upon a change in control and certain severance benefits if he is terminated following a corporate transaction such as the merger.

THE VALUE OF THE COMPANY STOCKHOLDERS' HOLDINGS IN THE COMPANY MAY BE DIMINISHED AS A RESULT OF THE MERGER.

         Although the companies believe that beneficial synergy's will result from the merger, there can be no assurance that the combining of the two companies' businesses, even if achieved in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to what would have been achieved by each company independently, or as to the period of time required to achieve such result. The issuance of the Company's common stock in connection with the merger may have the effect of reducing the Company's net income per share from levels otherwise expected and could reduce the market price of the the Company's common stock unless revenue growth or cost savings and other business synergy's sufficient to offset the effect of such issuance can be achieved. As a consequence of the merger, the Company's stockholders will lose the chance to invest in the development and exploitation of the Company's products on a stand-alone basis. Additionally, the Company following the merger will have different management than the Company's current management, and consequently the management of the Company following the merger may make strategic and operational decisions that differ from those of the Company's current management.

THE RATIO FOR DETERMINING THE NUMBER OF THE COMPANY SHARES OF COMMON STOCK THAT ARE TO BE EXCHANGED FOR ALL OF THE SHARES OF ENTRADA COMMON STOCK IS FIXED.

         Under the terms of the merger agreement, the outstanding shares of Entrada common stock issued and outstanding at the closing will be converted into the right to receive shares of the Company's common stock. The merger agreement does not contain any provisions for adjustment of the exchange amount or termination of the merger agreement based solely on fluctuations in the price of the Company's common stock.

THE COMPANY CANNOT ASSURE YOU THAT ITS STOCK PRICE WILL NOT DECLINE AFTER THE MERGER.

         Factors such as announcements of technological innovations or the introduction of new products by the combined companies or their competitors, as well as market conditions in the technology sector, may have a significant effect on the market price of the Company's common stock following the merger. Further, the stock market has experienced volatility which has particularly affected the market prices of equity securities of many high technology companies and which often has been unrelated to the operating performance of such companies. These market fluctuations, together with the substantial increase in the number of shares of the Company's common stock which will be available for sale in the market after the merger, may have an adverse effect on the price of the Company's common stock following the merger.

THE COMBINED COMPANIES MAY FACE INCREASED CREDIT RISKS AS A RESULT OF THE
MERGER.

         Entrada distributes a significant portion of its products through third party distributors, resellers and original equipment manufacturers ("OEMs") and historically, a significant portion of Entrada's sales have been concentrated with a few such customers. While the Company and Entrada have each continuously monitored and managed these credit risks, financial difficulties on the part of one or more of their respective significant distributors, resellers or OEM partners may have a material adverse effect on the combined companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS ASSOCIATED WITH FOREIGN EXCHANGE

         In the first six months of 2000, approximately 5.8% of the Company's net revenues were derived from sales to international customers, primarily in Europe and the Pacific Rim. As a result, the Company is exposed to market risk from changes in foreign exchange rates and international economic conditions, which could affect its results of operations and financial condition. In order to reduce the risk from fluctuation in foreign exchange rates, the Company's sales are denominated in U.S. dollars. The Company has not entered into any currency hedging activities.

INTEREST RATE RISKS

         The Company invests its excess cash in high quality government and corporate debt instruments. However, the Company may be exposed to fluctuation in rates on these investments. Increases or decreases in interest rates generally translate into increases or decreases in the fair value of these investments. Such changes to these investments have historically not been material due to the short-term nature of the Company's investment. In addition, the credit worthiness of the issuer, the relative values of alternative investments, the liquidity of the instruments and other general market conditions may affect the fair value of interest rate sensitive instruments. In order to reduce the risk from fluctuation in rates, the Company invests in money market funds and short-term debt instruments of U.S. corporations with strong credit ratings and the federal government with contractual maturities of less than three months. At June 30, 2000, investments were as follows ($ in millions):

                                                                                              AVERAGE
                                                                                 AVERAGE     INTEREST       FAIR
                                                                    BALANCE      MATURITY      RATE        VALUE
                                                                    -------      --------      ----        -----
Short-term debt instruments and money market funds                    $8.2       2 months       5%          $8.2

                               SYNC RESEARCH, INC.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 5, 1997, an action entitled Dalarne Partners, Ltd. Vs Sync Research, Inc., et al., No. SACV97-877 AHS (Eex) was filed against the Company and certain of its directors and officers. The action was filed in the U.S. District Court for the Central Division of California, Southern Division. The action purported to be a class action lawsuit brought on behalf of purchasers of the Company's common stock during the period from November 18, 1996 through March 20, 1997. The complaint asserted claims for violation of the Securities Exchange Act of 1934. On January 28, 2000, the court dismissed the complaint with prejudice. Plaintiffs appealed the dismissal. However, the plaintiff decided not to pursue the appeal and the appeal was dismissed on July 6, 2000. The District Court's judgment in favor of the Company, therefore, is final.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 15, 2000 the Company sold 700,000 shares of Series A Preferred Stock of the Company to Entrada Holdings LLC ("Entrada") at a purchase price of $3.19375 per share, for a total of $2.2 million in cash. In connection with the private placement, the Company paid a fee equal to five percent (5%) of the aggregate purchase price to Andersen Weinroth Capital Corp., an investment firm affiliated with Entrada. The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended ( the "Act"), which, among other things, provides an exemption from the registration requirements of the Act for sales to accredited investors (as defined by Rule 501(a) of Regulation D of the Act). The shares of Series A Preferred Stock are convertible into shares of Common Stock on a one-for-one basis, and will be automatically converted into shares of Common Stock on the closing of the Merger. The specific terms of the shares of Series A Preferred Stock sold to Entrada are contained in the Stock Purchase Agreement, Registration Rights Agreement and Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock filed as exhibits to the Company's report on form 8-K on May 19, 2000.

In connection with the Company's sale of Series A Preferred Stock to Entrada, the Company filed a Certificate of Designation of the Rights, Preferences and Privileges of Series A Preferred Stock pursuant to which the holders of Series A Preferred Stock were granted rights with respect to liquidation and dividends which are superior to the rights of the holders of Common Stock of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     4.1 Certification of Designation of Rights, Preferences and Privileges of Series A Preferred Stock (1)
     10.1 Stock Purchase Agreement dated May 12, 2000, by and between the Company and Entrada Holdings LLC (1)
     10.2 Registration Rights Agreement dated May 12, 2000, by and between the Company and Entrada Holdings LLC (1)
     27.1 Financial Data Schedule.

     (B) REPORTS ON FORM 8-K

         On April 18, 2000, the Company filed a report on Form 8-K to report that it had signed an Agreement and Plan of Merger with Osicom Technologies, Inc.

         On May 19, 2000 the Company filed a report on Form 8-K to report that on May 15, 2000, It had completed the private placement of 7000,000 shares of the Company's Series A Preferred Stock.


--------------------------------------------------------------------------------
(1) Incorporated by reference from exhibits filed with the Company's current report on Form 8-K, Filed May 19, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           SYNC RESEARCH, INC.

                                           By:   /s/ William K. Guerry
                                              -------------------------------
                                                    William K. Guerry
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND CHIEF FINANCIAL OFFICER
                                       (DULY AUTHORIZED OFFICER AND PRINCIPAL
Date: August 14, 2000                     FINANCIAL AND ACCOUNTING OFFICER)

                                                                   1476-10Q-0600