Form 10-Q
period 2000-07-31
ENTRADA NETWORKS INC
filed 2000-10-13
CIK 1000695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number: 000-26952

                             ENTRADA NETWORKS, INC.
               (Exact name of Registrant as specified in charter)

           Delaware                                            33-0676350
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                          Identification Number)

                               10070 Mesa Rim Road
                              San Diego, California
                                      92121
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (858) 623-3265
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Common Stock, $1.00 par value per share, Outstanding: 10,997,075 shares at
                                October 13, 2000.

This Form 10-Q, future filings of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements. In connection therewith, please see the cautionary statements and risk factors contained in Item 2. "Fluctuations in Revenue and Operating Results" and "Forward Looking Statements - Cautionary Statement", which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.

ENTRADA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

==============================================================================================================================
                                                                                            Unaudited
                                                                                           July 31, 2000      January 31, 2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
     Cash                                                                                      $      6           $    112
     Accounts receivable, net                                                                     5,639              5,919
     Inventory, net                                                                               3,996              6,041
     Due from affiliates                                                                            157                753
     Prepaid expenses and other current assets                                                      228                563
------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                                    10,026             13,388
------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, NET                                                                       1,211              1,384
------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS
     Capitalized software, net                                                                      813              1,772
------------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                         813              1,772
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $ 12,050           $ 16,544
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Short-term debt                                                                           $  3,363           $  2,264
     Current maturities of long term debt                                                           381                312
     Accounts payable                                                                             2,435              4,381
     Other current and accrued liabilities                                                        2,127              2,222
------------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                                8,306              9,179
------------------------------------------------------------------------------------------------------------------------------
Long-term debt and capital lease obligations                                                        181                302
Due to former parent company                                                                     26,086             21,769
------------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                       34,573             31,250
------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock, Class A, $1.00 par value; 41 shares authorized; 1 share                            1                  1
         issued and outstanding at July 31, 2000 and  January 31, 2000
         Class B, $1.00 par value, 9 shares authorized; none issued or outstanding
     Additional paid-in capital                                                                   5,761              5,761
     Accumulated deficit                                                                        (28,285)           (20,468)
------------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                             (22,523)           (14,706)
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $ 12,050           $ 16,544
==============================================================================================================================

        (The above information does not include the results of operations of Sync, see note on "Business Combination")

ENTRADA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)

=============================================================================================================
                                                      Three Months Ended                 Six Months Ended
                                                            July 31                          July 31
                                                 ---------------------------    -----------------------------
                                                      2000           1999              2000            1999
----------------------------------------------------------------------------    -----------------------------
NET SALES                                           $ 6,041        $ 6,586           $ 9,751        $ 13,004
COST OF SALES                                         3,696          3,658             9,093           7,549
                                                                           -
--------------------------------------------------------------------------- ---------------------------------
         GROSS PROFIT                                 2,345          2,928               658           5,455
-------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and marketing                            1,318          1,318             2,352           2,452
     Engineering, research and development            1,108          1,044             2,758           2,301
     General and administrative                         541            542             1,052           1,091
     Other                                                -              -             2,088             145
-------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                     2,967          2,904             8,250           5,989
-------------------------------------------------------------------------------------------------------------
INCOME/(LOSS) FROM OPERATIONS                          (622)            24            (7,592)           (534)
-------------------------------------------------------------------------------------------------------------
OTHER INCOME (CHARGES)
     Interest expense                                  (129)          (132)             (225)           (284)
-------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                  (129)          (132)             (225)           (284)
-------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS BEFORE INCOME TAXES               (751)          (108)           (7,817)           (818)
Provision for Income Taxes                                -              -                 -               -
NET LOSS                                            $  (751)       $  (108)          $(7,817)       $   (818)
=============================================================================================================
INCOME (LOSS) PER COMMON SHARE:
     PREFERRED STOCK DIVIDENDS                            -              -                 -               -
     NET LOSS APPLICABLE TO COMMON SHARES           $  (751)       $  (108)          $(7,817)       $   (818)
=============================================================================================================
     BASIC
         PROFORMA WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING (IN THOUSANDS)                4,244          4,244             4,244           4,244
         NET LOSS PER COMMON SHARE                  $ (0.18)       $ (0.03)          $ (1.84)       $  (0.19)
=============================================================================================================
     DILUTED
         PROFORMA WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING (IN THOUSANDS)                4,244          4,244             4,244           4,244
         NET LOSS PER COMMON SHARE                  $ (0.18)       $ (0.03)          $ (1.84)       $  (0.19)
=============================================================================================================

        (The above information does not include the results of operations of Sync, see note on "Business Combination")

ENTRADA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

=============================================================================================================================
                                                                                                     Six Months Ended
                                                                                                          July 31
                                                                                               ------------------------------
                                                                                                   2000             1999
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss from  operations                                                                  $(7,817)         $  (818)
-----------------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                      1,316              988
                Accounts receivable and inventory reserves                                         4,318               73
           Changes in assets and liabilities net of effects of business entity acquisitions:
                     Increase in accounts receivable                                              (1,203)            (819)
                     Increase in inventories                                                        (790)            (945)
                     (Decrease)/Increase in other current assets                                     335             (109)
                     (Decrease)/Increase in accounts payable                                      (1,946)             858
                     (Decrease)/Increase due to/from affiliates                                      596             (129)
                     Decrease in accrued expenses                                                    (96)            (377)
-----------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN OPERATING ACTIVITIES                                                  (5,287)          (1,278)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                                            (184)            (243)
      Capitalized software development costs                                                           -             (300)
--------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                                    (184)            (543)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of short-term debt, net of repayments                                 1,099              511
      Proceeds from long-term debt                                                                     -              392
      Repayment of long-term debt                                                                    (51)             (21)
      Advances from former parent company, net of repayments                                       4,317            1,116
-----------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                               5,365            1,998
-----------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (106)             177
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                      112              198
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                        $     6          $   375
=============================================================================================================================

        (The above information does not include the results of operations of Sync, see note on "Business Combination")

ENTRADA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

Entrada Networks ( the "Company, "We," "Our," or "Us") designs, manufactures and market products that provide access to and enhance the performance of data and telecommunication networks, and is currently developing products that provide connectivity for storage networks. Many of our products are incorporated into the remote access and other server products of original equipment manufacturers ("OEMs"). In addition, certain of our products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access transport within their networks. We have our facility in Annapolis Junction, Maryland. In addition, we have various sales offices located in the United States. We market and sell our products and services directly to end users as well as through a broad array of channels including system integrators, worldwide distributors, value added resellers, original equipment manufacturers ("OEMs"), telecommunication service providers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The accompanying financial data as of July 31, 2000 and January 31, 2000, for the three and six months ended July 31, 2000 and 1999, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Osicom Technologies, Inc. Annual Report on Form 10-K for the year ended January 31, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the values of purchased assets and assumed liabilities in acquisitions. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2000 and for the three and six months ended July 31, 2000, have been made. The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

Business Combination

         On August 31, 2000 we acquired all the outstanding capital of a wholly-owned subsidiary of Osicom Technologies, Inc. which was doing business as Entrada Networks and also named Osicom Technologies, Inc. in a merger transaction and received cash of $8,025. The shareholder of Entrada Networks received common shares equal to our outstanding stock at the time of the merger or 4,244,155 shares as well as an additional 2,448,818 shares of our common stock for cash. As a result of the merger and stock sale the former shareholder of Entrada Networks held a majority interest in the combined entity which was renamed Entrada Networks, Inc. from Sync Research, Inc. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the merger will be accounted for as a "reverse merger" whereby Entrada Networks is deemed to have purchased Sync Research, Inc. However, Sync remains the legal entity and the Registrant for Security and Exchange Commission reporting purposes. The merger is also a purchase which requires the inclusion of the results of operations of Sync from the date acquired and we have changed our year end

ENTRADA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

to that of Entrada Networks. The periods presented in the accompanying financial statements predate the August 31, 2000 merger and therefore do not include the results of the operations of Sync.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards ("SFAS") No. 133 as amended by SFAS 137 and 138, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

         The Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the first fiscal quarter of years beginning after December 15, 1999. Management believes that adoption of this policy will have no material effect on our financial position or results of operations.

BALANCE SHEET DETAIL

         Inventories at July 31, 2000 and January 31, 2000 consist of:

                                                               July 31, 2000      January 31, 2000
                                                               -------------      ----------------
                  Raw material                                      $ 5,540          $  4,740
                  Work in process                                       655             1,958
                  Spare parts                                            55               141
                  Finished goods                                      1,759             1,228
                                                                    -------           -------
                                                                      8,009             8,067
                  Less: Valuation reserve                             4,013             2,026
                                                                    -------           -------
                                                                    $ 3,996           $ 6,041
                                                                    =======           =======

STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                 41,000 shares of Common Stock - Class A ($1.00 par value) 9,000 shares of Common Stock - Class B ($1.00 par value)

ENTRADA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

         The class B common stock is convertible on a one-for-one basis into Class A common stock. The holders of Class A shares may elect eight directors separately as a class while the holders of Class B shares may elect two directors separately as a class. In any other matter voted upon by the shareholders, each share of Class B has a 1/3 vote. The remaining rights, privileges of the two classes of common stock are identical, including dividend and dissolution rights.

The above represents the capital stock of Entrada Networks (the acquired) prior to the August 31, 2000 merger (see note on "Business Combination").

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters ended July 31, 2000 and 1999.

                                                  Three Months Ended July 31,        Six Months Ended July 31,
                                                      2000          1999                 2000         1999
                                                      ----          ----                 ----         ----
         Net loss                                   $ (751)       $ (108)            $ (7,817)      $ (818)
         Less: preferred dividends                       -             -                    -            -
                                                    ------        ------             --------       ------
         Net loss available to common
           shareholders used in basic EPS           $ (751)       $ (108)            $ (7,817)      $ (818)
                                                    ------        ------             --------       ------

         Average number of common shares
           used in proforma basic EPS                4,244         4,244                4,244        4,244
                                                    ======        ======             ========       ======

For the quarters and six months ended July 31, 2000 and 1999. Entrada held no potential dilutive securities to be included in the calculation of earnings per share.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions and limits, by policy, the amount of credit exposure to any one institution.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at July 31, 2000. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate. Accordingly, trade credit issues have not been significant.

Customers accounting for more than 10% of net receivables:

                                                     July 31, 2000
                                                     -------------
Customer A                                               26.4%

ENTRADA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In Thousands, except share and per share amounts)
------------------------------------------------------------------------------

Customers accounting for more than 10% of net sales during the quarters ended July 31, 2000 and 1999:

                                                     July 31, 2000    July 31, 1999
                                                     -------------    -------------
Customer A                                               49.9%             5.5%
Customer B                                               13.3              4.6
Customer C                                                  -             30.5

SEGMENT INFORMATION

We operate one business segment. Enterprise wide information regarding our geographical concentration is a follows. Export sales and certain income and expense items are reported in the geographical area where the final sales to customers are made, rather than where the transaction originates.

                            Three Months Ended           Six Months Ended
                                  July 31,                   July 31,
                                  --------                   --------
                              2000       1999             2000      1999
                              ---------------             --------------
Net sales
         United States       $5,885     $6,035           $9,525    $12,128
         Europe                  71        289              118        385
         Asia                    21         40               40        168
         Other                   64        222               68        323
                             ------     ------           ------    -------
    Total net sales          $6,041     $6,586           $9,751    $13,004
                             ======     ======           ======    =======

COMMITMENTS

In July 2000, we entered into a 66 month agreement to lease a 19,000 square foot facility in San Diego, California . This new facility has been established as our new corporate headquarters. The total annual rent payments will be approximately $213,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. Further reference should be made to Osicom Technologies, Inc. Form 10-K for the year ended January 31, 2000.

Results of Operations/Comparison of the Quarter ended and Six Months ended July 31, 2000 and 1999

Net sales. Our net sales declined to $6.0 million, or 8.3%, for the quarter ended July 31, 2000 from $6.6 million for the quarter ended July 31, 1999. Net sales were $9.8 million for the six months ended July 31, 2000 compared to $13.0 million for the six months ended July 31, 1999. Sales to OEM's of networking adapter products increased, however this increase was more than offset by a decrease in sales to distributors of remote access and print server products, reflecting our focus on OEM business and roll-out of our new generation products.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit decreased to $2.3 million for the quarter ended July 31, 2000 from $2.9 million for the comparable quarter last year. Gross profit decreased to $658,000, inclusive of a $2.7 million inventory valuation adjustment, for the six months ended July 31, 2000 from $5.5 million for the comparable period last year. Our gross margin, excluding the valuation adjustment, decreased to 38.8% and 34.3%, respectively, for the three and six months ended July 31, 2000 as compared to 44.5% and 41.9% for the comparable periods last year. The decline in gross margins resulted from increased sales to OEM customers that have lower margins than sales to distributors as well as product transitions in anticipation of the merger of Sync and Entrada Networks.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Sales and marketing expenses remained constant at $1.3 million, or 21.8% of net sales for the quarter ended July 31, 2000 and 20.0% of net sales for the quarter ended July 31, 1999. Sales and marketing expenses were $2.4 million, or 24.1% of net sales, for the six months ended July 31, 2000 as compared to $2.5 million, or 18.9% of net sales, for the comparable period last year. During May 2000, we reduced our selling and marketing personnel by 12 as a result of the closure of our Massachusetts facility as well as personnel reductions in anticipation of the merger of Sync and Entrada Networks.

Engineering, research and development, Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $1.1 million, or 18.3% of net sales, for the quarter ended July 31, 2000 as compared to $1.0 million, or 15.9% of net sales, for the quarter ended July 31, 1999. Cost savings achieved through the consolidation of our facilities were offset by increased new product development costs. Engineering, research and development expenses increased to $2.8 million, or 28.3% of net sales, for the six months ended July 31, 2000 as compared to $2.3 million, or 17.7% of net sales, for the six months ended July 31, 1999. This increase was primarily the result of a $434,000 reduction of capitalized software development costs caused by changing market conditions.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. General and administrative expenses decreased slightly to $541,000, or 9.0% of net sales, for the quarter ended July 31, 2000 from $542,000 or 8.2% of net sales, for the quarter ended July 31, 1999. General and administrative expenses were $1.1 million, or 10.7% of net sales, for the six months ended July 31, 2000 compared to $1.1 million, or 8.4% of net sales, for the six months ended July 31, 1999. We consolidated our facilities as well as eliminated 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility.

Other operating expenses. Other operating expenses for the six months ended July 31, 2000 include $494,000 of costs associated with the closure of our Massachusetts facility and a $1.4 million valuation reserve recorded against distributor receivables. We have reduced our total personnel by 39 through the closure of our Massachusetts facility and other personnel reductions associated with a shift in our business focus to OEM sales as well as in anticipation of our merger with Sync. It is anticipated that the closure of the Massachusetts facility will reduce annual operating expenses by at least $2.0 million.

Income taxes. There was no provision for income taxes for the quarters and six months ended July 31, 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code, provides for limitations on the application of net operating loss carry forwards in the event of ownership changes of greater than 50%, We have had a change of ownership which will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax asset as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Liquidity and Capital Resources

We finance our operations through a combination of debt and non-interest bearing advances from our former parent. At July 31, 2000, our working capital was $1.7 million including $6,000 in cash.

Our operations used cash flows of $5.3 million during the six months ended July 31, 2000 compared to a cash flow deficit of $1.3 million for the six months ended July 31, 1999. The increase in cash flows used by operations reflects a substantial increase in our net loss after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the six months ended July 31, 2000, our operating cash flow deficit reflected increases in accounts receivable and inventory, combined with decreases in accounts payable and accrued liabilities with partial offsets in other current assets and amounts due from affiliates. During the same six months last year, our cash flow used in operations reflected increases in accounts receivable, inventory, other current assets and due from affiliates along with a decrease in accrued liabilities slightly offset by an increase in accounts payable.

Our investing activities consist primarily of purchases of property, plant and equipment and software development costs. During the six months ended July 31, 2000 we purchased $184,000 in equipment. During the six months ended July 31, 1999 the investing activities included equipment purchases of $243,000 and investments of $300,000 in software development costs.

Our financing activities during the six months ended July 31, 2000 provided cash flows of $5.4 million which consisted primarily of $1.1 million in net proceeds from short term borrowings from our credit facilities and $4.3 million of non-interest bearing advances from Parent. During the six months ended July 31, 1999 financing activities provided cash flows of $2.0 million which included $511,000 of net proceeds from short term borrowings, $371,000 of proceeds net of repayments on long term debt financing and $1.1 million of non-interest bearing advances from Parent.

We have a line of credit totaling $7.0 million. Outstanding borrowings against this line of credit was $3.4 million at July 31, 2000. Our credit line is collateralized by accounts receivable, inventory and equipment. And guaranteed by our former parent.

As part of the Sync and Entrada Networks merger, we received $8,025,000 in cash. Our obligation to our former parent company was contributed to capital as part of the merger.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements for the next year. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Impact of Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133 as amended by SFAS 137 and 138, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

The Financial Accounting Standards Board issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the first fiscal quarter of years beginning after December 15, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.

Effects of Inflation and Currency Exchange Rates

We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

We periodically need additional financing for our large operating losses and capital expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate.

Almost all of our sales and expenses have been denominated in U.S. dollars and to date our business has not been significantly affected by currency fluctuations. However, we conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations. We attempt to minimize our currency exposure risks through working capital management and do not hedge our exposure to translation gains and losses related to foreign currency exposures.

Other Matters

From time to time we are involved in various legal proceedings and claims that are incidental to the normal course of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position, the results of operations and cash flows.

Fluctuations in Revenue and Operating Results

The networking and bandwidth aggregation industry is subject to fluctuation and the declines and increases recently experienced by us are not necessarily indicative of the operating results for any future periods. Our operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end user adoption and carrier and private network deployment of WAN data, video and audio communication services; factors associated with international operations; and changes in world economic conditions.

Forward-Looking Statements - Cautionary Statement

All statements other than statements of historical fact contained in this discussion and analysis are forward-looking statements. Words such as "propose," "anticipate," "believe," "estimate," "expect," "intend," "may," "should," "could," "will," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risk and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those forward-looking statements include without limitation: unanticipated technical problems related to our products; our ability, or lack thereof, to make, market and sell optical networking products, high-speed connectivity products, and products for Storage Area Networks that meet with market approval and acceptance; the greater financial, technical and other resources of our many, larger competitors in the marketplace, changed market conditions, new business opportunities or other factors that might affect our decisions as to the best interest of our shareholders, including but no limited to our decision to focus our sales efforts on Original Equipment Manufactures or to develop products for the Storage Area Networking marketplace; the failure of us to achieve sales of our products to customers pursuant to the strategic alliance and equipment purchase agreement entered into during our fiscal year 2000; other uncertainties relating to the effectiveness of the consolidation activities related to our merger with Sync; and effect of the merger upon the customers of Sync and Entrada and those customers decisions to purchase products and services after the merger.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the following section. We specifically decline any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency rates. Our exposure to interest rate risk is the result of our need for periodic additional financing for our large operating losses and capital expenditures associated with establishing and expanding our operations.

Almost all of our sales have been denominated in U.S. dollars. A portion of our expenses are denominated in currencies other than the U.S. dollar and in the future a larger portion of our sales could also be denominated in non-U.S. currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We attempt to minimize our currency exposure risk through working capital management and do not hedge our exposure to translation gains and losses related to foreign currency net asset exposures.

We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Investments held for other than trading purposes do not impose a material market risk.

We believe that the relatively moderate rate of inflation in the United States over the past few years and the relatively stable interest rates incurred on short-term financing have not had a significant impact on our sales, operating results or prices of raw materials. There can be no assurance, however, that inflation or an upward trend in short-term interest rates will not have a material adverse effect on our operating results in the future should we require debt financing in the future.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         From time to time we are involved in various legal proceedings and claims that are incidental to the normal course of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position, the results of operations and cash flows.

ITEM 2:  CHANGES IN SECURITIES
         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS
         Not Applicable

ITEM 5:  OTHER INFORMATION
         Not Applicable

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits

            20 Consolidated Financial Statements for the Quarter Ended July 31, 2000 (included in Part I, Item 1)

            27             Financial Data Schedule

         B. Reports on Form 8-K

            May 19, 2000   Plan merger between Sync Research, Inc. and
                           Entrada Networks

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRADA NETWORKS, INC.
(Registrant)

By:    /s/ Gilbert Goldbeck                             Date:  October 13, 2000
       -------------------------------------
       Gilbert Goldbeck
       Vice President Finance and Operations
       Principal Accounting Officer