Form 10-Q
period 2000-10-31
ENTRADA NETWORKS INC
filed 2000-12-12
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                              --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                                -----------------

                        Commission file number: 000-26952




                             ENTRADA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             33-0676350
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

10070 MESA RIM ROAD, SAN DIEGO, CALIFORNIA                     92121
  (Address of principal executive office)                    (Zip Code)

                                 (858) 623-3265
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
        (Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

          Title                           Date                     Outstanding
          -----                           ----                     -----------
Common Stock, $.001 Par Value       December 3, 2000               11,009,319


                             ENTRADA NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                          October 31,      January 31,
                                                                              2000            2000
                                                                          -----------      -----------
                                                                          (unaudited)
ASSETS
Current assets:
      Cash                                                                 $ 12,465         $   112
      Accounts receivable, net of net of allowance for doubtful
           accounts of $1,555 and $449, respectively                          5,039           5,919
      Inventories, net of reserves of $3,681 and $2,026, respectively         5,056           6,041
      Due from affiliates                                                         -             753
      Prepaid expenses and other current assets                                 590             563
                                                                           --------         -------
           Total current assets                                              23,150          13,388

Property and equipment, net                                                   1,973           1,384
Capitalized software, net                                                         -           1,772
                                                                           --------         -------

           Total assets                                                    $ 25,123        $ 16,544
                                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term debt                                                      $  3,746        $  2,264
      Current maturities of long-term debt                                      376             312
      Accounts payable                                                        2,726           4,381
      Net liabilities of discontinued operations                              4,896               -
      Other current and accrued liabilities                                   2,302           2,222
                                                                           --------         -------
           Total current liabilities                                         14,046           9,179

Long-term debt and capital lease obligations                                    243             302
Due to former parent company                                                      -          21,769
                                                                           --------         -------
           Total liabilities                                                 14,289          31,250

Stockholders' equity
      Common stock, $0.001 par value; 50,000 shares
            authorized, 11,001 and 4,244 shares issued
            and outstanding at October 31, 2000 and
            January 31, 2000                                                     11               1
      Additional paid-in capital                                             51,710           5,761
      Accumulated deficit                                                   (40,887)        (20,468)
                                                                           --------         -------
           Total stockholders' equity                                        10,834         (14,706)
                                                                           --------         -------

           Total liabilities and stockholders' equity                      $ 25,123        $ 16,544
                                                                           ========        ========


          See accompanying notes to consolidated financial statements.

                             ENTRADA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited, in thousands, except per share data)


                                                              Three months ended             Nine months ended
                                                                  October 31,                    October 31,
                                                            -----------------------        ----------------------
                                                              2000            1999           2000           1999
                                                            --------        -------        --------       -------
Net sales                                                   $  7,890        $8,030         $ 17,641       $21,035

Cost of sales                                                  5,110         4,459           14,203        12,009
                                                            --------        -------        --------       -------
         Gross profit                                          2,780         3,571            3,438         9,026

Operating expenses:
     Selling and marketing                                     1,377         1,502            3,729         3,955
     Engineering, research and development                     2,264         1,061            5,022         3,355
     General and administrative                                  784           505            1,836         1,743
     Other                                                         -             -            2,088             -
                                                            --------        -------        --------       -------
         Total operating expenses                              4,425         3,068           12,675         9,053

Income (loss) from operations                                 (1,645)          503           (9,237)          (27)

Interest expense, net                                           (121)         (190)            (346)         (474)
                                                            --------        -------        --------       -------
         Income (loss) from continuing operations
         before income taxes                                  (1,766)          313           (9,583)         (501)

Provision for income taxes                                         -             -                -             -
                                                            --------        -------        --------       -------

         Net income (loss) from continuing operations         (1,766)          313           (9,583)         (501)

Loss from discontinued operations                               (426)            -             (426)            -
Loss on disposal of discontinued operations                 $(10,410)            -          (10,410)            -
                                                            --------        -------        --------       -------

Net income (loss)                                           $(12,602)       $  313         $(20,419)      $  (501)
                                                            ========        ======         ========       =======

Net income (loss) per common share:

     Income (loss) from continuing operations:
         Basic                                              $  (0.20)       $ 0.07         $  (1.66)      $ (0.12)
                                                            ========        ======         ========       =======
         Diluted                                            $  (0.20)       $ 0.07         $  (1.66)      $ (0.12)
                                                            ========        ======         ========       =======

     Loss from discontinued operations:
         Basic                                              $  (1.23)       $    -         $  (1.88)      $     -
                                                            ========        ======         ========       =======
         Diluted                                            $  (1.23)       $    -         $  (1.88)      $     -
                                                            ========        ======         ========       =======

     Net income (loss):
         Basic                                              $  (1.43)       $ 0.07         $  (3.54)      $ (0.12)
                                                            ========        ======         ========       =======
         Diluted                                            $  (1.43)       $ 0.07         $  (3.54)      $ (0.12)
                                                            ========        ======         ========       =======

     Weighted average shares outstanding:
         Basic                                                 8,789         4,244            5,770         4,244
                                                            ========        ======         ========       =======
         Diluted                                               8,789         4,244            5,770         4,244
                                                            ========        ======         ========       =======


          See accompanying notes to consolidated financial statements.

                             ENTRADA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

<CAPTION
                                                                                               Nine months ended
                                                                                                   October 31,
                                                                                            ------------------------
                                                                                               2000           1999
                                                                                            ---------      ---------
Cash flows from operating activities:
     Net loss from continuing operations                                                     $(9,583)      $  (501)

     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
        Depreciation and amortization                                                          2,319         1,501
        Accounts receivable and inventory reserves                                             4,794           390
        Changes in assets and liabilities, net of effects
        of business entity acquisitions:
           Accounts receivable                                                                  (625)       (2,607)
           Inventories                                                                        (2,303)       (2,531)
           Other current assets                                                                  (27)         (189)
           Accounts payable                                                                   (1,655)        2,006
           Accrued expenses                                                                       80          (755)
           Due from affiliates                                                                   753          (295)
                                                                                             -------       -------
               Net cash used in continuing operating activities                               (6,247)       (2,981)
               Net cash provided by discontinued operations                                    6,373             -
                                                                                             -------       -------
               Net cash provided by (used in) operating activities                               126        (2,981)

Cash flows from investing activities:
     Purchase of property and equipment                                                       (1,136)         (140)
     Capitalized software development costs                                                        -          (325)
                                                                                             -------       -------
               Net cash used in investing activities                                          (1,136)         (465)

Cash flows from financing activities:
     Proceeds from sale of common stock                                                        8,025             -
     Proceeds from issuance of short-term debt, net of repayments                              1,482          (460)
     Proceeds from long-term debt                                                                206           435
     Repayment of long-term debt                                                                (201)          (94)
     Advances from former parent company, net of repayments                                    3,700         4,252
     Financing activities of discontinued operations                                             151             -
                                                                                             -------       -------
               Net cash provided by financing activities                                      13,363         4,133
                                                                                             -------       -------

Net increase in cash and cash equivalents                                                     12,353           687

Cash and cash equivalents at beginning of year                                                   112           198
                                                                                             -------       -------

Cash and cash equivalents at end of period                                                   $12,465       $   885
                                                                                             =======       =======


             See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------

We design, manufacture and market products that provide access to and enhance the performance of data and telecommunication networks, and is currently developing storage area networks ("SANs") transport technology which will enable inter-networking of isolated islands of SANs over wide area networks, metro area networks and local area networks via internet protocol and light. Our products are deployed by telecommunications network operators, application service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access transport within their networks. Our corporate headquarters and engineering facilities are located in San Diego, California. We perform assembly, system integration, quality control, final testing and configuration at our facility in Annapolis Junction, Maryland. In addition, we have various sales offices located in the United States. We pursue a strategy of outsourcing some of our products and components to third party contract manufacturers to enable us to react quickly to market demand and avoid significant capital investment required to establish and maintain full manufacturing facilities. Operations of our frame relay segment based in Irvine, California, are being discontinued. We market and sell our products and services directly to end users as well as through a broad array of channels including system integrators, worldwide distributors, value added resellers, original equipment manufacturers ("OEM's"), telecommunication service providers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         Entrada Networks, Inc. (the "Company," "Entrada," "We," "Our," or "Us") has prepared, without audit, the accompanying financial data as of October 31, 2000 and January 31, 2000, for the three and nine months ended October 31, 2000 and 1999 in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Registration Statement on Form S-4 filed on May 19, 2000 and as amended on Form S-4/A on August 3, 2000.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the loss on disposal of discontinued operations. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2000 and for the three and nine months ended October 31, 2000, have been made. The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the operating results for the full year.

BUSINESS COMBINATION

         On August 31, 2000, Sync Research, Inc., acquired all the outstanding capital of a wholly-owned subsidiary of Osicom Technologies, Inc., a New Jersey corporation, which was doing business as Entrada Networks and also named Osicom Technologies, Inc., a Delaware corporation, in a merger transaction and received cash of $8,025. The shareholder of Entrada Networks received common shares equal to Entrada Networks' outstanding stock at the time of the merger, or 4,244,155 shares, as well as an additional 2,448,818 shares of Sync's common

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


stock. Entrada Networks' obligation to its former parent company of $25.5 million was contributed to capital as part of the merger.

         As a result of the merger and stock sale the former shareholder of Entrada Networks held a majority interest in the combined entity which was renamed Entrada Networks, Inc. from Sync Research, Inc. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business to be treated as the acquirer for financial reporting purposes. Accordingly, the merger has been accounted for as a "reverse merger," whereby Entrada Networks is deemed to have purchased Sync Research, Inc. However, Sync remains the legal entity and the Registrant for Security and Exchange Commission reporting purposes. The merger is also accounted for under the purchase method of accounting, which requires the inclusion of the results of operations of Sync from the date acquired. The periods presented in the accompanying financial statements include the results of operations of Sync beginning on September 1, 2000. Financial results prior to September 1, 2000 consist entirely of the results of operations of Entrada Networks, the former subsidiary of Osicom Technologies, Inc., a New Jersey corporation. The aggregate fair value of assets acquired and the net cash invested in this business was $7,982. The excess of the aggregate cost over the fair value of net assets acquired was $4,326, which was recorded as goodwill in the third quarter ended October 31, 2000 and has been written off as a component of loss on disposal of discontinued business segment. We have also changed our year-end to that of Entrada Networks.

DISCONTINUED OPERATIONS

         On September 29, 2000, after careful consideration of our plans and business alternatives, our Board of Directors, upon recommendation by management, entered into a plan to discontinue our frame relay business segment. The Board concluded that the frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space. The accompanying financial statements reflect the operations and financial position of the frame relay business segment as a discontinued business segment for all periods reported in conformity with generally accepted accounting principles.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138, is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects, if any, on our financial position or results of operations.

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

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------



fiscal quarter of years beginning after December 31, 1999. We are currently evaluating the effect, if any, of the adoption of this policy on our financial position or results of operations.


BALANCE SHEET DETAIL

         Inventories at October 31, 2000 and January 31, 2000 consist of:


                                         October 31, 2000      January 31, 2000
                                         ----------------      ----------------

         Raw material                        $  5,722              $  4,740
         Work in process                          822                 1,958
         Spare parts                               54                   141
         Finished goods                         2,139                 1,228
                                              -------               -------
                                                8,737                 8,067
         Less: Valuation reserve                3,681                 2,026
                                              -------               -------
                                             $  5,056              $  6,041
                                              =======               =======


STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000 shares of Common Stock ($0.001 par value)
                  2,000 shares of Preferred Stock (0.001 par value), of which the following series have been designated:
                           700 shares of Preferred Stock, Series A

         All shares of our preferred stock, Series A, were automatically converted into 700 shares of our common stock in connection with our merger described above in "Business Combination."


EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters ended October 31, 2000 and 1999.

                                               Three Months Ended October 31,     Nine Months Ended October 31,
                                                      2000          1999                 2000           1999
                                                    --------      -------              --------       ------

         Net income (loss) available to common
           stockholders used in basic EPS        $ (12,602)         $ 313            $ (20,419)        $ (501)
                                                   =======            ===              =======           ====

         Average number of common shares
           used in basic EPS                         8,789          4,244                5,770          4,244
                                                     =====          =====                =====          =====


         We had a net loss for the quarter and nine months ended October 31, 2000 and for the nine months ended October 31, 1999. Accordingly, the effect of dilutive securities including vested and nonvested stock options to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


                                               Three Months Ended October 31,     Nine Months Ended October 31,
                                                      2000          1999                 2000           1999
                                                    --------      -------              --------       ------

         Net loss available to common
           stockholders used in basic EPS        $ (12,602)         $ 313            $ (20,419)        $ (501)
                                                   =======            ===              =======           ====

         Average number of common shares
           used in basic EPS                         8,789          4,244                5,770          4,244
         Effect of dilutive securities:
           Stock benefit plans                         116             -                    13             -
                                                    ------       --------              -------      --------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS                 8,905          4,244                5,783          4,244
                                                     =====          =====                =====          =====


         The shares issuable upon exercise of options represents the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options and warrants with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. There were no options to purchase common shares or convertible preferred stock outstanding during the three and nine months ended October 31, 1999. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because the their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 1,934 and 675 for the three and nine months ended October 31, 2000, respectively.


COMMITMENTS

         In July 2000, we entered into a 66-month agreement to lease a 19,000 square foot facility in San Diego, California, of which approximately 17% has been subleased to a subsidiary of Osicom Technologies, Inc. This facility has been established as our new corporate headquarters. The total annual rent payments will be approximately $213,000.


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions and limit, by policy, the amount of credit exposure to any one institution.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at October 31, 2000. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


         One customer accounts for 37.5% of net receivables at October 31, 2000, which is within terms, and no customer accounts for more than 10% of net receivables at January 31, 2000.

         Customers accounting for more than 10% of net sales during the quarters ended October 31, 2000 and 1999:


                                   October 31, 2000   October 31, 1999
                                   ----------------   ----------------

           Customer Y                     50.8%                 12.9%
           Customer Z                     21.1                  42.9


SEGMENT INFORMATION

         We operate one business segment for the design and manufacture of computer networking products. The operations of the business segment formerly known as Sync Research, Inc., are being discontinued and the segment's results of operations are shown as "Loss from discontinued operations" in the accompanying Consolidated Statements of Operations. Export sales are not a material component of total sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks, the former subsidiary of Osicom Technologies, Inc., a New Jersey corporation, for all periods presented. The periods presented include the operating results of the former Sync Research, Inc., beginning on September 1, 2000, as discontinued operations. Further reference should be made to our Form S-4, filed May 19, 2000, containing our audited financial statements for the year ended January 31, 2000, and to our form S-4/A, filed August 3, 2000.

RESULTS OF OPERATIONS/COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

Net sales. Net sales were $7.9 million for the three months ended October 31, 2000, compared with $8.0 million for the three months ended October 31, 1999. The decrease in net sales in the three months ended October 31, 2000 resulted primarily from decreased sales to distributors of remote access and print server products, partially offset by increased sales to OEMs of fast Ethernet local area networking ("LAN") adapter products. The shift in sales toward OEMs reflects our focus on expanding sales to OEMs and the roll out of our new generation products.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit decreased to $2.8 million for the quarter ended October 31, 2000 from $3.6 million for the comparable quarter last year. Our gross margin decreased to 35.2% for the three months ended October 31, 2000 from 44.5% for the comparable quarter last year. The decline in gross margins resulted from increased sales to OEM customers that have lower margins than sales to distributors as well as product transitions in anticipation of the merger of Sync and Entrada Networks.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses decreased to $1.4 million, or 17.4% of net sales for the quarter ended October 31, 2000, from $1.5 million and 18.7% of net sales for the quarter ended October 31, 1999. The reduction in selling and marketing costs reflects personnel reductions resulting from the closure of our Massachusetts facility as well as personnel reductions in anticipation of the merger of Sync and Entrada Networks.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $2.3 million, or 28.7% of net sales, for the quarter ended October 31, 2000, compared with $1.1 million, or 13.2% of net sales, for the quarter ended October 31, 1999. The increase in research and development expenses was primarily due to increased new product development costs, partially offset by cost savings achieved through the consolidation of facilities. The Company expects research and development expenses to continue to increase as it attempts to enter the SAN market space. In addition, the Company wrote off capitalized software development costs of $0.6 million to research and development expenses during the three months ended October 31, 2000 due to changing market conditions.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased to $0.8 million, or 9.9% of net sales, for the quarter ended October 31, 2000 from $0.5 million, or 6.3% of net sales, for the quarter ended October 31, 1999. The increase in general and administrative expenses is primarily due to costs incurred in the third quarter ended October 31, 2000 relating to the establishment of our headquarters facility in San Diego. These additional expenses were partially offset by cost savings from the consolidation of our facilities as well as the elimination of 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility. As a result of the merger and establishment of the Company as a publicly traded entity headquartered in San Diego, the Company has added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to the Company's general and administrative costs and will continue indefinitely.

Income taxes. There was no provision for income taxes for the three-month periods ended October 31, 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. Loss from discontinued operations was $0.4 million for the third quarter ended October 31, 2000. This represents the operating results of the former Sync Research, Inc. frame relay business based in Irvine, California, for the two-month period from September 1, 2000 through October 31, 2000. On September 29, 2000, after completion of the merger on August 31, 2000, the Company entered into a plan to discontinue the operations of the frame relay business segment.

Loss on disposal of discontinued operations of $10.4 million for the third quarter ended October 31, 2000 represents estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consists of $4.3 million of goodwill recognized upon completion of the merger on August 31, 2000, $2.2 million for obsolescent inventory, $1.1 for vendor payables, $1.1 of severance costs, $0.7 million for lease termination and $1.0 for various other estimated costs for disposal of the business segment.

RESULTS OF OPERATIONS/COMPARISON OF THE NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

Net sales. Net sales were $17.6 million for the nine months ended October 31, 2000, compared with $21.0 million for the nine months ended October 31, 1999. The decrease in net sales in nine months ended October 31, 2000 resulted primarily from decreased sales to distributors of remote access and print server products, partially offset by increased sales to OEMs of networking adapter products. The shift in sales toward OEMs reflects our focus on expanding sales to OEMs and the roll out of our new generation products.

Gross profit. Gross profit decreased to $3.4 million for the nine months ended October 31, 2000 from $9.0 million for the comparable period last year. The gross profit of $3.4 million for the nine months ended October 31, 2000 is net of a $2.8 million valuation adjustment comprising $0.6 million for print servers, $0.6 million for remote access servers and $1.6 million for other legacy products. Our gross margin, excluding the valuation adjustment, decreased to 35.6% for the nine months ended October 31, 2000 from 42.9% for the comparable period last year. The decline in gross margins resulted from increased sales to OEM customers that have lower margins than sales to distributors as well as product transitions in anticipation of the merger of Sync and Entrada Networks.

Selling and marketing. Selling and marketing expenses decreased to $3.7 million for the nine months ended October 31, 2000, from $4.0 million for the nine months ended October 31, 1999. The reduction in selling and marketing costs reflects personnel reductions resulting from the closure in May 2000 of our Massachusetts facility as well as personnel reductions in anticipation of the merger of Sync and Entrada Networks. As a percentage of sales, selling and marketing expenses increased to 21.1% for the nine months ended October 31, 2000, from 18.8% for the same period a year ago. The increase in selling and marketing costs as a percentage of sales is due to lower sales for the nine months ended October 31, 2000 compared with prior year period.

Engineering, research and development. Engineering, research and development expenses increased to $5.0 million, or 28.5% of net sales, for the nine months ended October 31, 2000, compared with $3.4 million, or 16.0% of net sales, for the nine months ended October 31, 1999. The increase in research and development expenses was primarily due to increased new product development costs, partially offset by cost savings achieved through the consolidation of facilities. The Company expects research and development expenses to continue to increase as it attempts to enter the SAN market space. In addition, the Company wrote off capitalized software development costs of $1.0 million to research and development expenses during the nine months ended October 31, 2000 due to changing market conditions.

General and administrative. General and administrative expenses were $1.8 million, or 10.4% of net sales, for the nine months ended October 31, 2000, compared with $1.7 million, or 8.3% of net sales, for the nine months ended October 31, 1999. The increase in general and administrative expenses is primarily due to costs incurred in the third quarter ended October 31, 2000 relating to the establishment of our headquarters facility in San Diego. These additional expenses were partially offset by cost savings from the consolidation of our facilities as well as the elimination of 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility. As a result of the merger and establishment of the Company as a publicly traded entity headquartered in San Diego, the Company has added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to the Company's general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for the nine months ended October 31, 2000 include a $1.4 million valuation reserve recorded against distributor receivables and $0.5 million of costs associated with the closure of our Massachusetts facility. We have reduced our staff by 39 through the closure of our Massachusetts facility and other personnel reductions associated with a shift in our business focus to OEM sales as well as in anticipation of our merger with Sync. It is anticipated that the closure of the Massachusetts facility will reduce annual operating expenses by at least $2.0 million.

Income taxes. There was no provision for income taxes for the nine-month periods ended October 31, 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. Loss from discontinued operations was $0.4 million for the nine months ended October 31, 2000. This represents the operating results of the former Sync Research, Inc. frame relay business based in Irvine, California, for the two-month period from September 1, 2000 through October 31, 2000. On September 29, 2000, after completion of the merger on August 31, 2000, the Company entered into a plan to discontinue the operations of the frame relay business segment.

Loss on disposal of discontinued operations of $10.4 million for the nine months ended October 31, 2000 represents estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consists of $4.3 million of goodwill recognized upon completion of the merger on August 31, 2000, $2.2 million for obsolescent inventory, $1.1 for vendor payables, $1.1 of severance costs, $0.7 million for lease termination and $1.0 for various other estimated costs for disposal of the business segment.

LIQUIDITY AND CAPITAL RESOURCES

Entrada Networks financed its operations before the merger through a combination of debt and non-interest bearing advances from its former parent, Osicom Technologies, Inc., a New Jersey corporation. At October 31, 2000, our working capital was $9.1 million and cash on hand was $12.5 million.

Our operations provided cash flows of $0.1 million during the nine months ended October 31, 2000 compared to a cash flow deficit of $3.0 million for the nine months ended October 31, 1999. The increase in cash flows provided by operations reflects $6.4 million of net cash provided by discontinued operations, nearly offset by a substantial increase in our net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the nine months ended October 31, 2000, operating cash flow reflected decreases in net accounts receivable, net inventories, amounts due from affiliates and increases in accrued liabilities, partially offset by decreases in accounts payable. During the same nine months last year, our cash flow used in operations reflected increases in accounts receivable, inventory, other current assets and due from affiliates along with a decrease in accrued liabilities partially offset by an increase in accounts payable.

Our investing activities consist primarily of purchases of property, plant and equipment and software development costs. We purchased $1.1 million and $0.1 million in equipment during the nine months ended October 31, 2000 and 1999, respectively. During the nine months ended October 31, 1999 the investing activities also included $0.3 million in software development costs.

Our financing activities during the nine months ended October 31, 2000 provided cash flows of $13.4 million, primarily in connection with the merger. As part of the Sync and Entrada Networks merger, we received $8.0 million in cash in exchange for common stock. Additional sources of net cash provided by financing activities were $1.5 million in net proceeds from short term borrowings from our credit facilities and $3.7 million of non-interest bearing advances from our former parent, net of repayments. During the nine months ended October 31, 1999 financing activities provided cash flows of $4.1 million which included $0.5 million of net repayments on short term borrowings, $0.4 million of proceeds net of repayments on long term debt financing and $4.3 million of non-interest bearing advances from our former parent, net of repayments.

We have a line of credit totaling $7.0 million. Outstanding borrowings against this line of credit were $3.7 million at October 31, 2000. Our credit line is collateralized by accounts receivable, inventory and equipment, and is guaranteed by our former parent.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements for the next nine months. The Company is currently pursuing external equity financing arrangements that would enhance our liquidity position in the coming years and enable us to accelerate the development of SAN products. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

NEW ACCOUNTING STANDARDS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

CERTAIN CAUTIONARY STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company's current and future products, the performance and ultimate disposition of our discontinued business segment based in Irvine, California, the integration of operations as a result of the merger, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, the Company's ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in our Registration Statement on Form S-4, filed May 19, 2000, as amended by our Form S-4/A, filed August 3, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             21 Subsidiary of the Registrant--filed herewith.

             27.1 Financial Data Schedule (filed electronically only)

         (b) Reports on Form 8-K

                  On September 20, 2000, the Company filed a report on Form 8-K in connection with the completion of its merger, the relocation of its principal executive offices to San Diego, and its change to a fiscal year ending on January 31.

                  On October 13, 2000, the Company filed a report on Form 8-K in connection with its decision to discontinue operations of its frame relay business segment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENTRADA NETWORKS, INC.

                             By: /s/ Lana Nino
                                 ------------------
                                 Lana Nino
                                 Vice President, Chief Financial Officer
                                  Principal Accounting Officer


                                   Date: December 11, 2000