Form 10-K
period 2001-01-31
ENTRADA NETWORKS INC
filed 2001-05-04
CIK 1000695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended JANUARY 31, 2001

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number: 000-26952

                             ENTRADA NETWORKS, INC.
               (Exact name of Registrant as specified in charter)

                     Delaware                                          33-0676350
 (State or other jurisdiction of incorporation or         (IRS Employer Identification Number)
                   organization)

                10070 Mesa Rim Road
               San Diego, California                                     92121
     (Address of principal executive offices)                          (Zip Code)

                                     (858) 623-3265
                  (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

            Common Stock, Par Value $0.001                                 Nasdaq
                Title of each class                        Name of exchange on which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Registrant's revenues for its most recent fiscal year were $25,657,000.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on March 30, 2001 was $11,851,000.

Number of shares outstanding of the Registrant's only class of common stock as of March 30, 2001 (the latest practicable date): 10,992,634.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                               TABLE OF CONTENTS

                                                     PART I

         Item 1.  Description of Business..........................................................     1
                      Understanding Our Market.....................................................     1
                      Entrada's Strategic Plan.....................................................     1
                      Markets for Entrada's Products...............................................     2
                      Sales and Marketing..........................................................     2
                      Customers and Markets........................................................     3
                      Customer Service and Support.................................................     3
                      Research and Development.....................................................     3
                      Manufacturing and Quality....................................................     4
                      Working Capital Practices....................................................     4
                      Forward-Looking Statements--Cautionary Statement..............................    4
                      Risk Factors.................................................................     5
                      Definitions..................................................................    12
         Item 2.  Properties.......................................................................    14
         Item 3.  Legal Proceedings................................................................    14
         Item 4.  Submission of Matters to a Vote of Security Holders..............................    14

                                                     PART II
         Item 5.  Market for Company's Common Equity and Related Matters...........................    16
         Item 6.  Selected Financial Data..........................................................    17
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................    18
                      Results of Operations: Comparison of the Years Ended January 31, 2001 and
                      2000.........................................................................    18
                      Results of Operations: Comparison of the Years Ended January 31, 2000 and
                      1999.........................................................................    20
                      Liquidity and Capital Resources..............................................    20
                      Effects of Inflation and Currency Exchange Rates.............................    21
                      New Accounting Standards.....................................................    21
                      Other Matters................................................................    22
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................    22
         Item 8.  Financial Statements and Supplementary Data......................................    23
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure.......................................................................    23

                                                     PART III

         Item 10. Directors and Executive Officers of the Company..................................    24
         Item 11. Executive Compensation...........................................................    26
                      Employment Agreements........................................................    27
                      Compliance with Section 16(a) of the Exchange Act............................    27
         Item 12. Security Ownership of Certain Beneficial Owners and Management...................    28
         Item 13. Certain Relationships and Related Transactions...................................    29

                                                     PART IV
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    29

         SIGNATURES................................................................................    31

                                     PART I

This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes, "anticipates," "expects," "estimates" and words of similar import. The company's actual results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date of this report, as a result of such risks and uncertainties. The company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in "Risk Factors" and in other documents the company files from time to time with the Securities and Exchange Commission, including its quarterly reports on Form 10-Q.

Item 1. Description of Business

Entrada Networks, Inc., designs, manufactures and markets products that enable the transport of data from storage area networks over Internet Protocol IP and light to metro and wide area networks. We also design, manufacture and market fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers OEMs. In addition, some of our products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks.

The Company is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We acquired all the outstanding capital of Entrada Networks for 4.24 million of our common shares and issued an additional
2.43 million shares for cash of $8.0 million. Entrada Networks' obligation to its former parent of $25.5 million was contributed to our capital as part of the merger. As a result of the merger, the former parent of Entrada Networks held a majority interest in the combined entity, which was renamed Entrada Networks, Inc. from Sync Research, Inc. Accordingly, the merger has been accounted for as a reverse merger, whereby Entrada Networks is deemed to have purchased Sync, however Sync remains the legal entity and Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical financial information of Entrada Networks prior to August 31, 2000. Subsequent to the merger the former parent of Entrada Networks has disposed of 4.56 million of its shares of our common stock including those it distributed to its shareholders and currently holds approximately 20.1% of our common shares outstanding.

Our principal business is the business formerly operated by Entrada Networks, and in September 2000, our Board of Directors concluded that the operations of our frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business segment operated by Sync. Our financial statements reflect the operations and financial position of the frame relay business segment as a discontinued operation for all periods reported. Unless otherwise specifically noted, this Annual Report refers to the Entrada business and not to the former Sync business.

Understanding Our Market

(A glossary can be found beginning on page 12 for technical terms used throughout this document.)

Entrada's Strategic Plan

o Pioneering SAN Transport. We are a pioneer in the transport of storage over IP and light. Our storage area network ("SAN") transport technology will enable OEMs and integrators to inter-network isolated islands of SANs over wide area ("WAN") and metro area ("MAN") networks over IP and light. The Company's line of storage transport products will offer the widest available choice of connectivity and protocol options to optimize data exchange between SANs. These products will help ensure data integrity regardless of distance and provide continuous access to mission-critical information. Our expertise in optical networking, Internet, Fibre Channel and fast and gigabit Ethernet technologies will enable us to offer unrivaled storage transport products, such as our Silverline'TM'-222 six port switch that connects Fibre Channel based SANs over IP networks.

o Pioneering Storage over Light Transport. We will be introducing, in early calendar 2002, a line of next generation storage transport products using wave division multiplexing ("WDM") technology that will extend, passively or intelligently as the problem may require, the distance of a SAN's fabric, gigabit Ethernet, enterprise system connection ("ESCON") or fibre connectivity ("FICON") to a mainframe computer. This line of innovative optical products is already under development at our San Diego headquarters. We plan to follow these products with a unique storage over IP and light director, that will have the functionality of a typical Fibre Channel based fabric director, storage over IP router, WDM modules, and be fully fault tolerant system with an up time of 99.999%.

o Continue Providing Network Connectivity Products. Our legacy products include network interface, or "adapter," cards that allow computers, servers, load balancers and other devices to connect to a local area network ("LAN"). These network interface cards support both the widely employed fast Ethernet protocol and the emerging gigabit Ethernet protocol. Our products have already achieved acceptance among server and other network products OEMs.

o Focus on OEMs and emerging storage service providers. We plan to sell our products primarily to large storage and networking OEMs. A secondary target is the emerging storage utility providers such as Storage Service Providers ("SSPs"), integrators, carriers, Internet Service Providers ("ISPs") and others. In Europe, Japan, Korea and the rest of the Far East, we plan to use value added resellers.

Markets for Entrada's Products

Our products address the growing connectivity needs for networked high bandwidth data communications. The networking industry has experienced dramatic growth since the early 1990's as corporations discovered increasing value in connecting desktop devices through local area networks. The emergence of the Internet as a cost-efficient data transport medium has accelerated this movement and moved the revenue opportunity beyond the LAN to the MAN and WAN environments. Our products address the demand for connectivity solutions in the traditional data networking markets plus the emerging market for storage area networking. There can be no assurance that any of the projections cited in the following discussion regarding the growth of traditional data networking markets or of the storage area networking market will prove accurate.

Storage Area Networking Market

The technology behind storage area networks is similar to that of LANs and WANs. Storage area networks are essentially separate local area networks that consist of servers, storage devices (such as disc drives) and the networking equipment used to connect and route traffic among them. These devices include adapters, hubs, switches and routers supporting the Fibre Channel standard. Storage area networks create a shared storage resource that is readily available, highly scalable and designed to be easily protected and managed.

IDC (International Data Corporation), a provider of analysis and market data for the Information Technology ("IT") industry, projects that the amount of disk storage capacity being shipped by vendors will grow by 86% per year, from 116,000 terabytes in 1998 to 2.6 million terabytes in 2003. IDC projects storage capacity based on the UNIX operating system to grow 76% annually to nearly 460,000 terabytes in 2002 and storage capacity based on the Windows NT operating system to increase by 114% annually to more than 610,000 terabytes in 2002. The Yankee Group, a research and consulting firm which focuses on e-business, the Internet, and enterprise applications, reports that storage is now the biggest line item in the IT budgets of corporations interviewed.

While storage area networks are not new, we believe that trends already under way will move them into the mainstream of distributed networking and that they will become the standard way of accessing stored information. A report by Dataquest, an IT market research and consulting firm, projects sales of the networking equipment used to build storage area networks to reach $5.4 billion by 2003, representing a cumulative annual growth rate of 87%. In addition, the Gartner Group, a market research & consulting firm, forecasts that 80% of the world's storage will be connected to a SAN by 2004.

The SAN Transport Market

We believe we are a pioneer in the SAN transport market with our Silverline'TM' switches. A sub-segment of the overall SAN market, SAN transport is also known as SAN connectivity or SAN extension. The growth in this market is directly related to the growth of SANs and can be measured by the ports devoted to connecting the SAN to local, metro and wide area networks. We expect the number of interfaces devoted to connecting SANs to grow rapidly in the coming years. Recent research suggests that the total number of SAN extension connections will grow from 90,000 in calendar 2001 to almost 900,000 in calendar 2003. The market for SAN extensions needing optical connections is expected to grow from 2,500 in calendar 2001 to 210,000 in calendar 2003. And the market for extensions in the SAN over IP market, where our Silverline'TM' product is aimed, is expected to grow from 12,600 in 2001 to 690,000 in 2003.

Sales and Marketing

Our current sales and marketing activities are concentrated on gaining customer acceptance of the Silverline'TM' switches by large storage OEMs and increasing market and account penetration for the existing network connectivity product lines whose customers are primarily OEM computer and peripheral vendors. The sales and marketing teams are led by the Vice President of Sales and the Vice President of Marketing, respectively.

Our sales and marketing organization at January 31, 2001 consisted of 24 individuals, including managers, sales representatives, and support personnel. The current channel mix is approximately 90% OEM and 10% indirect. We support our customers by providing product training, regular mailing of promotional and technical material, telephone and other technical support. Our marketing staff also engages in a number of marketing communication activities including public relations, advertising, trade shows, seminars and internet/electronic marketing.

Customers and Markets

Our sales and marketing strategy is focused on communicating key benefits of SAN transport to both our OEM customer base and the end-user market that the OEMs service. In summary, we are sending the message that SAN transport will:

o Efficiently protect more data than IT Managers can with isolated SAN islands

o Easily and efficiently deploy more corporate information, anywhere in the company

o    Leverage the company's investment in an existing IP network infrastructure

o Utilize existing bandwidth for "cost-free" backup. If existing IP network is idle during off-hours (e. g., midnight to 6 am), bandwidth and infrastructure can be used for free. Silverline'TM'can even help leverage underutilized IP network capacity.

o    Lower total cost of ownership with a high performance to price ratio

For fiscal 2001, one customer accounted for 40.0% of our net sales, and another customer accounted for 25.2% of our net sales.

Customer Service and Support

Our customer service organization is structured to assist OEM and system integrator accounts. Post-sales support for all of our customers include product warranty against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and previously, lifetime warranties for certain legacy products. Telephone technical support programs for hardware and software generally cover the first 12 months from purchase. On-site support and shared support agreements are designed to provide a high level of service to fulfill a broad spectrum of customer needs.

Research and Development

As of January 31, 2001, there were 36 employees and 7 independent contractors working in our research and development area. Our research and development expenditures were $6.8 million for the fiscal year 2001 ended January 31, 2001.

Our research and development efforts are targeted to achieve technological advances that will allow us to introduce innovative products to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. Our R&D team works closely with our systems engineering staff, performing continuous evaluations of customer needs, emerging trends and technical challenges in order to identify new market opportunities. And, our research and development program focuses on combining of various proprietary technologies into a single, common, standards-based platform. We believe that our ability to introduce new products on a timely basis depends upon our ability to maintain advanced technology research programs while simultaneously focusing on their practical application to our customers' strategic requirements.

The development team runs concurrent multiple parallel development efforts. The staff is now capable of conducting maintenance of the current product release, development of a follow-on release, design of new interfaces for each of these products, and advanced development of a new product. The size of our development team allows us to provide appropriate service to existing customers as well as develop new and enhanced product offerings.

In addition to engineers working on near-term product development and testing, we maintain a team of engineers and scientists devoted to long-term, advanced developments. Included on this team are two Ph.D.s, not including Dr.

Chadha, our President and Chief Executive Officer, with strong interdisciplinary backgrounds in optics, communications, complex systems and software design, simulations and modeling.

Manufacturing and Quality

We get our products manufactured on an outsourced basis from various contract manufacturers. Final assembly, test and quality assurance are performed by us at our Annapolis Junction, Maryland facility.

Our manufacturing strategy is to outsource all repetitive operations to top-tier, third party manufacturers. These manufacturers provide us with access to enhanced supply chain agreements, volume purchasing power, a lower cost labor base, and improved quality and process control. We concurrently undertake manufacturing engineering with development engineering to ensure that reliable, high yield and low cost manufacturing processes that meet our customers' manufacturing standards are designed into our products from inception. We perform final integration and testing at our Annapolis Junction, Maryland, facility.

We actively manage our components supply chain. Silverline'TM' and network connectivity product assemblies consist of approximately 500 individual part types, and all of these parts have been qualified to current, purchasing customers' standards. For approximately 90% of these parts we have qualified second or third sources in place.

We believe that our strategy of outsourcing the majority of our manufacturing activities to third party contract manufacturers enables us to react quickly to market demand and avoid the significant capital investment that would be required to establish and maintain full manufacturing facilities. We are therefore able to focus our manufacturing resources on final assembly, burn-in and final testing to ensure reliability and quality assurance for our products. We have a quality assurance program in place and continually evaluate this process to ensure quality practices throughout the organization and to monitor the performance of our third party vendors.

Working Capital Practices

We have historically maintained high levels of inventories to meet the output requirements of our customers and to ensure an uninterrupted flow of inputs from our suppliers. As of January 31, 2001, we had 96 days of inventory on hand.

We perform ongoing credit evaluations of each of our customers' financial condition and we extend unsecured credit related to the sales of various products. As of January 31, 2001, three customers accounted for 37%, 13% and 12% of net receivables. One customer accounted for 39% of net receivables at January 31, 2000. Days sales outstanding was at 53 days at January 31, 2001.

Forward-Looking Statements--Cautionary Statement

Certain statements in this Annual Report on Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements, including, but not limited to, Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-K. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, are not historical facts but rather reflect current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company's current and future products, the performance and ultimate disposition of our discontinued business segment based in Irvine, California, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, the Company's ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in this form 10-K.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the following section. We specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Risk Factors

In connection with the safe harbor contained in the Private Securities Reform Act of 1995 we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Any such statement is qualified by reference to the following cautionary statements:

o Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for SAN transport equipment as well as our other products is extremely competitive and we expect competition to intensify in the future. Our primary sources of competition include 3COM, Adaptec, Cisco Systems, Inc., Finisar, Emulex, Intel Corporation, Interphase, SAN Valley, SAN Castle, Brocade Communications Systems, Inc., CNT, Gadzoox Networks, Inc., Vixel, ADVA, ONI Systems Corporation, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources as well as greater name recognition and larger customer base than us. Our competitors may have more extensive customer relationships than us, including relationships with our potential customers. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our sales.

     We operate in a market segment where emerging companies enter the markets in which we are competing and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect its business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that the competitive factors we will face will not have a material adverse effect on our business, operating results and financial condition.

o Our business will be seriously harmed if we are not able to develop and commercialize new or enhanced products. Our growth depends on our ability to successfully develop new or enhanced products. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. Our next generation of storage transport and network management products as well as our wavelength division multiplexing products are currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis or at all. We will need to complete each of the following steps to successfully commercialize these and any other new products: complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete any software validation, and demonstrate systems interoperability.

     Each of these steps presents serious risks of failure, rework or delay, any one of which could adversely affect the rate at which we are able to introduce and market our products. If we do not develop these products in a timely manner, our competitive position and financial condition could be adversely affected.

     In addition, as we introduce new or enhanced products, we must also manage the transition from older products to newer products. If we fail to do so, we may disrupt customer ordering patterns or may not be able to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Any failure to effectively manage this transition may cause us to lose current and prospective customers.

o Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers. Most of our potential customers evaluate storage area products for deployment in large systems. There are only a relatively limited number of potential customers for our products. If we are not selected by a potential customer for particular system projects, our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling integrated solutions based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

o The time that our customers and potential customers require for testing and qualification before purchasing our networking products can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, even after deciding to purchase our products, our customers may take several years to deploy our products. The timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is influenced by a variety of factors beyond our control, including: our customers' buildout and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

o Our products may have errors or defects that we find only after deployment, which could seriously harm our business. Our products can only be fully tested after deployment in storage area networks. Our customers may discover errors or defects in our products, and our products may not operate as expected. If we are unable to fix errors or other problems that may be identified, we could experience: loss of or delay in revenues and loss of market share, loss of customers, failure to attract new customers or achieve market acceptance, diversion of engineering resources, increased service and warranty costs, and legal actions by our customers. Any failure of our current or planned products to operate as expected could delay or prevent their adoption and seriously harm our business.

o If our products do not interoperate with our customers' systems, installations will be delayed or cancelled or our products could be returned. Many of our customers require that our products be designed to interoperate with their existing networks, each of which may have different specifications and utilize a variety of protocols. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we are required to modify our product design to be compatible with our customers' systems to achieve a sale, it may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned, any of which could seriously harm our business.

o If we fail to complete certain strategic opportunities, our business may be harmed. Strategic opportunities such as the sale or spin-off of certain business units are important to our overall business plan. We cannot be certain that we will be able to complete transactions on terms that are favorable to us. In addition, we cannot be certain that we will be successful in negotiating and completing future sales or spin-offs. Our business may be harmed if we fail to successfully complete such transactions.

o If we fail to establish and successfully maintain strategic alliances, our business may be harmed. Strategic alliances are an important part of our effort to expand our sales opportunities and technological capabilities. We cannot be certain that we will be able to enter strategic alliances on terms that are favorable to us. Our business may be harmed if we fail to establish and maintain strategic alliances.

o Our business may be seriously harmed if we are unable to establish successful relationships with distributors and systems integrators. We believe that our future success is dependent upon our ability to establish successful relationships with a variety of distributors and systems integrators. As we expand internationally, we will increasingly depend on distributors and systems integrators. If we are unable to establish and expand these relationships, we may not be able to increase market awareness or sales of our products, which may prevent us from achieving and maintaining profitability.

o Our business may be seriously harmed if the market for storage area networking products does not develop as we expect. Our current and future product offerings are focused on the needs of providers that service storage area networks. The market for storage area networking products is new, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the storage area networking industry is subject to rapid technological change and newer technology or products developed by others could render our products non-competitive or obsolete. In developing our products, we have made, and will continue to make, assumptions about the networking standards that our customers and competitors may adopt. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would be significantly reduced and our business will be seriously harmed.

o We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. We use contract manufacturers to manufacture and assemble our products in accordance with our specifications. We do not have long-term contracts with any of them, and none of them are obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We may not be able to effectively manage our relationships with these manufacturers and they may not meet our future requirements for timely delivery or provide us with the quality of products that we and our customers require.

     Each of our contract manufacturers also builds products for other companies. We cannot be certain that they will always have sufficient quantities of inventory available to fill our orders, or that they will allocate their internal resources to fill these orders on a timely basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required to change contract manufacturers, we may suffer delays that could lead to the loss of revenue and damage our customer relationships.

o We rely on a limited number of suppliers for some of our components, and our business may be seriously harmed if our supply of any of these components is disrupted. We and our contract manufacturers currently purchase several key components of our products from a limited number of suppliers. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. In addition, the availability of many of these components to us is dependent in part by our ability to provide suppliers with accurate forecasts of our future requirements. In the event of a disruption in supply or if we receive an unexpectedly high level of purchase orders, we may not be able to develop an alternate source in a timely manner or at favorable prices. Any of these events could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact our present and future sales.

o If we are unable to hire or retain highly skilled personnel, we may not be able to operate our business successfully. Our future success depends upon the continued services of our key management, sales and marketing, and engineering personnel, many of whom have significant industry experience and relationships. Many of our personnel, in particular, Dr. Kanwar J.S. Chadha, our President and Chief Executive Officer, would be difficult to replace. We do not have "key person" life insurance policies covering any of our personnel. The loss of the services of any of our key personnel could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, we will need to hire additional personnel for most areas of our business, including our sales and marketing and engineering operations. Competition for highly skilled personnel is intense in our industry, and we may not be able to attract and retain qualified personnel, which could seriously harm our business.

o We may be unable to protect our intellectual property, which could limit our ability to compete. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to, and distribution of, our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors gain access to our technology, our ability to compete could be harmed.

o We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property or as a result of an allegation that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Additionally, any claims and lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention.

     Any claims of infringement of the intellectual property of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all; or redesign those products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

o If necessary licenses of third-party technology are not available to us or are very expensive, our products could become obsolete. We may be required to license technology from third parties to develop new products or product enhancements. We cannot assure you that third-party licenses will be available to us on commercially reasonable terms, if at all. If we are required to obtain any third-party licenses to develop new products and product enhancements, we could be required to obtain substitute technology, which could result in lower performance or greater cost, either of which could seriously harm the competitiveness of our products.

o The markets that our products address are governed by regulations and evolving industry standards. The market that we sell and deploy our products into is characterized as being highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customers and we are not aware of any standards based product modifications currently required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. We are a member of several standards committees, which enables us to participate in the development of standards for emerging technologies. However, as the standards evolve, we will be required to modify our products or develop and support new versions of ours products. The failure of our products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction and acceptance of our products, which could materially and adversely affect the our business, operating results and financial condition.

     In foreign countries, our products may be subject to a wide variety of governmental review and certification requirements. If we fail to conform our products to these regulatory requirements, we could lose sales and our business could be seriously harmed. Additionally, any failure of our products to comply with relevant regulations could delay their introduction and require costly and time-consuming engineering changes.

o We are subject to various risks associated with international sales and operations. We expect that we will eventually have international sales. These sales will be subject to a number of risks, including: changes in foreign government regulations and telecommunications standards, import and export license requirements, tariffs, taxes and other trade barriers, fluctuations in currency exchange rates, difficulty in collecting accounts receivable, the burden of complying with a wide variety of foreign laws, treaties and technical standards, difficulty in staffing and managing foreign operations, and political and economic instability.

     All of our sales have been denominated in U.S. dollars. All of our expenses are denominated in the U.S. dollar, however in the future a portion of our sales could also be denominated in non-U.S. currencies. As a result, currency fluctuations between the U.S. dollar and the currencies in which we would do business could cause foreign currency translation gains or losses that we would recognize in the period incurred. We cannot predict the effect of exchange rate fluctuations on our future operating results because of the number of currencies involved, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

o Our future revenues are unpredictable and our financial results may fluctuate. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as the cancellation or postponement of orders, the timing and amount of significant orders from our largest customers, our success in developing, introducing and shipping product enhancements and new products, the mix of products we sell, new product introductions by competitors, pricing actions taken by us or our competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions.

o Our backlog at any point may not be a good indicator of expected revenues. Our backlog at the beginning of each quarter typically is not sufficient to achieve expected sales for the quarter. To achieve our sales objective, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically 30 days or more prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future, build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from us. These reductions, in turn, have and could cause fluctuations in our operating results and have had and could have an adverse effect on our business, financial condition and results of operations in periods in which the inventory is reduced.

     Our backlog on January 31, 2001 was approximately $2.7 million, compared with a backlog of $3.1 million at January 31, 2000. We include in our backlog only orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status.

o Seasonality. Our sales are impacted by the buying patterns of our customers, including but not limited to cultural and religious holidays in Asia, Europe and the United States, and other factors. Our sales have historically been weaker in the first half of a fiscal year and stronger in the second half.

o Our business may be adversely affected by competitive pressures, which we must react to. The industry we compete in is characterized by declining prices of existing products, therefore continual improvements of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, we may take certain pricing or marketing actions, such as price reductions, volume discounts, or provisions of services at below market rates. These actions could materially and adversely affect our business, operating results and financial condition.

o If we do not effectively manage our growth, we may not be able to successfully expand our business. Growth of our business will place a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We will need to continue to improve our financial, managerial and manufacturing process and reporting systems, and will need to continue to expand, train and manage our workforce worldwide. Failure to effectively manage our growth and address the above requirements, it could affect our ability to pursue business opportunities and expand our business.

o We have incurred net losses over the last five years and may experience future losses. We have incurred losses from continuing operation during the years ended January 31, 2001, 2000 and 1999 of $10.6 million, $3.4 million and $3.7 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. We believe we have sufficient working capital to meet our planned level of operations in the future. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and the needed capital will have to be obtained from external sources. We cannot give any assurances that sufficient working capital, at terms acceptable to us, will be available when needed.

o A substantial number of our ordinary shares are eligible for future sale. No prediction can be made as to the effect, if any, that future sales of common stock that we may make, or the availability of common stock for future sales, will have on the market price of common stock prevailing from time to time. Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for our common stock and reported earnings per share.

o Availability of Raw Materials. Many of our products require components that may not be readily available. These include microprocessors, custom integrated circuits and other electronic components. To minimize the risks of component or product shortages, we attempt to maintain multiple supply sources. However, there can be no assurance that such sources will be adequate to meet our needs.

o Patents, Trademarks and Licenses. We currently hold nine patents. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, by maintaining certain technology as trade secrets and by other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged; that such intellectual property rights will provide competitive advantages to us; or that any of our future patent applications, if any, will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, or that our competitors will not duplicate our technology or "design around" the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

     We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We cannot assure you that the steps taken by us will prevent misappropriation of our technology. In the future, we may take legal action to enforce its patents and other intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business and operating results.

     As is common in our industry, we have from time to time received notification from other companies claiming that certain of our products may infringe intellectual property rights held by such companies. Any claim or litigation, with or without merit, could be costly, time consuming and could result in a diversion of management's attention, which could harm our business. If we were found to be infringing the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to us or that failure to obtain a license would not cause its operating results to suffer.

o Environmental Compliance. Our operations are subject to various federal, state and local laws and regulations with respect to environmental matters. We believe that we are in material compliance with all such federal, state and local laws and regulations.

o Employees. As of January 31, 2001 we employed 142 full-time employees and independent contractors, including 43 in engineering, 48 in manufacturing and quality assurance, 24 in sales and marketing, 26 in administration, and 1 executive. None of our employees are represented by a collective bargaining agreement, and the Company believes that relations with its employees are good.

o Fluctuations in Revenue and Operating Results. The industries we operate in are subject to fluctuation. Our operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end-user adoption and carrier and private network deployment of SAN solutions; factors associated with international operations; and changes in world economic conditions.

Definitions

As used in this Annual Report on Form 10-K, the following terms have the meanings indicated:

"Broadband" means a set of technologies that provide several paths for transmitting text, graphics, voice or video data so that different types of data can be transmitted simultaneously and, depending on the technology deployed, at different speeds and protocols.

"CWDM" means Coarse Wave Division Multiplexing, which is a sophisticated optoelectronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system. CWDM has a wider wavelength range than DWDM and permits the use of lower cost lasers and components.

"DWDM" means Dense Wavelength Division Multiplexing, which is a sophisticated optoelectronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system.

"ESCON" means Enterprise System CONnection, a protocol for 200 Mbps signal transmission speed over fiber optic cable.

"Ethernet" means a 10 Mbps speed network that runs over thick coaxial cable (10BASE5), thin coaxial cable (10BASE2), twisted-pair (10BASE-T), and fiber-optic cable. It is the most widely used LAN technology and the most popular form of Ethernet is 10BASE-T. Ethernet is network specification that was developed at Xerox Corp's Palo Alto Research Center, and made into a network standard by Digital, Intel, and Xerox.

"Fast Ethernet" means a 100 Mbps speed network that runs over thick coax, twisted-pair, and fiber-optic cable. Fast Ethernet is 10 times faster than Ethernet.

"FDDI" means a Fiber Distributed Data Interface and is a fiber optic network that supports transmission speeds up to 100 Mbps.

"FICON" means FIbre CONnectivity, a Fibre Channel based, packet switched, channel architecture offering greater bandwidth per channel than the older ESCON.

"IP" means Internet Protocol, the standard for communication over the Internet.

"IT" means Information Technology, the general field of managing the transmission and storage of information.

"ISDN" means an Integrated Services Digital Network and is an all-digital communications network that provides a wide range of services on a switched basis. Voice, data and video can be simultaneously transmitted on one line from a source.

"ISO" means International Standards Organization. Founded in 1946, ISO is an international organization composed of national standards bodies from over 75 countries. ISO has defined a number of important computer standards, the most significant of which is perhaps is OSI (Open Systems Interconnection), a standardized architecture for designing networks.

"ISP" means an Internet Service Provider.

"ITU" means International Telecommunications Union, which is an intergovernmental organization through which private and public organizations develop telecommunications. The ITU was founded in 1865 and became a United Nations agency in 1947 and it is responsible for adopting international tax treaties, regulations and standards governing telecommunications.

"LAN" means a Local Area Network and is a high-speed communications system designed to link computers for the purpose of sharing files, programs and various devices such as printers and high-speed modems within a small geographic area such as a workgroup, department or single floor of a multi-story building. LANs may include dedicated computers or file servers that provide a centralized source of shared files and programs.

"MAN" means a Metropolitan Area Network and is a high-speed communications system designed to link computers within a geographic area the size of large city.

"Multiplexing" means a process that combines a number of lower speed data transmissions into one high-speed data transmission by splitting that total available bandwidth into narrower bands (frequency division) or by allotting a common channel to several different transmitting devices one at a time in sequence (time division).

"OC-1, OC-3, OC-12, OC-48, OC-192" means 51.85Mbps, 155 Mbps, 622 Mbps, 2.5 Gbps and 10Gbps transmission speeds for signals over fiber optic cables.

"OEM" means Original Equipment Manufacturer.

"Packet" means the "envelope" in which the network software places a message being sent from one station to another station in a network. One of the key features of a packet is that it contains the destination address in addition to the data.

"Protocol" means a standard developed by international standards bodies, individual equipment vendors, and ad hoc groups of interested parties to define how to implement a group of services in one or more layers of the OSI model. The Open Systems Interconnect ("OSI") reference model was developed by the ISO to define all the services a LAN should provide. Ethernet and Token Ring, for example, are both protocols that define different ways to provide the services called for in the Physical and Data Link Layers of the OSI model.

"Router" means a network translator that reads network-addressing information within packets to provide greater selectivity in directing traffic over multiple network segments. It is a more complex inter-networking device.

"SAN" means Storage Area Network, a secure information infrastructure that interconnects servers and routers to facilitate universal access to data and systems.

"SSP" means Storage Service Provider, a service provider that manages the storage and maintenance of its customers' data.

"Switch" means a device that allows the network operator to vary and select connections between network nodes at very high speeds.

"TCP/IP" means Transmission Control Protocol/Internet Protocol, which is a suite of protocols used for communications between two or more devices.

"WAN" means a Wide Area Network and is a communications network that connects geographically dispersed users. Typically, a WAN consists of two or more LANs. The largest WAN in existence is the Internet.

Item 2. Properties.

We lease 88,000 square feet of office, manufacturing and distribution space as detailed below.

Our facilities under lease include:

Location                            Square Footage          Facility Type                    Expiration Date
--------                            --------------          -------------                    ---------------
San Diego, California                    19,000             Office/Labs                      January 31, 2006
Annapolis Junction, Maryland             35,000             Office/Labs/Manufacturing        October 31, 2004
Irvine, California                       23,000             Office/Labs/Manufacturing        August 14, 2004
Norton, Massachusetts                    11,000             Office/Manufacturing             July 31, 2002

We believe that our existing and planned facilities are and will remain adequate for the foreseeable future. Our Irvine, California facility is associated with our frame relay business unit, which is being discontinued. The Company has recognized $0.8 million of estimated net facility costs for the remainder of the Irvine facility lease as part of estimated loss on disposal of discontinued segment. Our Norton, Massachusetts facility is unoccupied and is also associated with the discontinued segment.

Item 3. Legal Proceedings.

From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders

Entrada Networks, Inc., while it was still called Sync Research, Inc., held its annual meeting on August 30, 2000 to vote upon the following matters:

     1. Proposal to authorize the issuance of the Company's common stock under the merger agreement with Osicom Technologies, Inc.

     2. Proposal to change the Company's name to Entrada Networks, Inc.

     3. Election of Directors.

     4. Proposal to amend the 1995 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the Plan by an additional 100,000 shares.

     5. Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

The following table summarizes the results of the voting at the meeting:

                                                  Votes For        Votes Against        Abstentions        Broker
                                                                                                          Non-Votes

         1.   Issuance of shares for merger          2,579,553            20,171            2,775         1,514,932

         2.   Approval of name change                4,096,625            18,011            2,795                 0

         3.   Director nominees:
                  Gregorio Reyes                     3,307,474           809,947                0                 0
                  William K. Guerry                  3,307,474           809,947                0                 0
                  Charles A. Haggerty                3,307,474           809,947                0                 0
                  William K. Schroeder               3,307,474           809,947                0                 0

         4.   1995 Plan amendment                    4,009,099            83,021           25,311                 0

         5.   Auditor appointment                    4,093,778            15,554            8,099                 0

Subsequent to the August 30, 2000 annual meeting, our shareholders voted to adopt the Entrada Networks, Inc. 2000 Stock Incentive Plan. Our Board of Directors approved the plan on September 29, 2000, and rather than incur the expense of a special meeting of stockholders to approve the plan, we solicited the consents of two stockholders who owned a majority of our outstanding common stock. Those two stockholders, Sorrento Networks Corporation and Vision Eventures, Inc., collectively owned 5,569,876 shares of our common stock. As of October 12, 2000, the record date for the consent, we had 10,997,075 shares outstanding, so those two stockholders held 50.64% of our outstanding common stock. We are incorporated in Delaware, and the Delaware General Corporation Law permits stockholder approval to be obtained without a meeting provided that consents are given by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to approve the action at a meeting at which all shares eligible to be voted were present and voted. A majority of our outstanding shares would be sufficient to approve the plan; thus, the consents we obtained were sufficient to satisfy the requirement for stockholder approval.

                                   PART II


Item 5.    Market for Company's Common Equity and Related Stockholder Matters.

Our common stock has traded on the Nasdaq National Market System under the symbol ESAN since the merger on August 31, 2000. Prior to that we traded under the ticker symbol SYNX.

The following table sets forth the high and low closing prices for our common stock as reported in the Nasdaq National Market for the periods indicated, and taking into account the 1-for-5 reverse split in June 1999.


         Fiscal 2000                                                              High              Low
         -----------                                                              ----              ---
         Quarter from February 1, 1999 to April 30, 1999                          $5.63            $2.34
         Quarter from May 1, 1999 to July 31, 1999                                $2.81            $1.88
         Quarter from August 1, 1999 to October 31, 1999                          $2.75            $1.94
         Quarter from November 1, 1999 to January 31, 2000                        $4.44            $2.38

         Fiscal 2001
         -----------

         Quarter from February 1, 2000 to April 30, 2000                          $5.41            $1.75
         Quarter from May 1, 2000 to July 31, 2000                                $4.75            $2.53
         Quarter from August 1, 2000 to October 31, 2000                          $7.31            $2.75
         Quarter from November 1, 2000 to January 31, 2001                        $4.44            $1.56


On March 30, 2001, the closing sale price for our common stock was $1.08 per share. There is no assurance that a market in our common stock will continue.

As of March 30, 2001 (the latest practicable date) there were 938 shareholders of record, including brokerage firms and nominees, of our common stock, and more than 13,000 beneficial shareholders.

We have never paid any cash dividends on our common stock. Our present credit facility contains covenants which preclude the payment of dividends. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common stock in the foreseeable future.

Item 6.           Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2001 and 2000, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 1998 and 1997, and the consolidated balance sheet data set forth below at January 31, 1999, 1998 and 1997 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our merger and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                            Fiscal Year Ended January 31,
                                                            -----------------------------
                                                  2001         2000           1999          1998        1997
                                                  ----         ----           ----          ----        ----
Statement of Operations Data:

Net sales                                       $ 25,657      $ 28,771      $ 29,007     $ 30,624     $ 26,534

Net income (loss) from
     continuing operations                      $(10,564)     $ (3,387)     $ (3,716)    $ (6,954)    $ (6,411)

Net income (loss) per share
 from continuing operations:
     Basic                                       $ (1.49)       $(0.80)       $(0.88)      $(1.64)      $(1.51)
     Diluted                                     $ (1.49)       $(0.80)       $(0.88)      $(1.64)      $(1.51)

Balance Sheet Data:
Cash and cash equivalents                       $ 10,253      $    112      $    198     $    246     $     20
Working capital                                    7,815         4,209         1,066       (1,555)       1,275
Total assets                                      22,012        16,544        16,750       16,364       13,260
Total debt (including short-term debt)             4,093         2,878         4,825        5,131        2,490
Stockholders' equity                              10,136       (14,706)      (11,319)      (7,604)        (650)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Risk Factors" section of this Annual Report on Form 10-K contained herein, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

The results of operations reflect our activities and our wholly-owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our".

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated audited financial statements and related notes thereto.

The Company is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We acquired all the outstanding capital of Entrada Networks for 4.24 million of our common shares and issued an additional
2.43 million shares for cash of $8.0 million. Entrada Networks' obligation to its former parent of $25.5 million was contributed to our capital as part of the merger. As a result of the merger, the former parent of Entrada Networks held a majority interest in the combined entity, which was renamed Entrada Networks, Inc. from Sync Research, Inc. Accordingly, the merger has been accounted for as a reverse merger, whereby Entrada Networks is deemed to have purchased Sync, however Sync remains the legal entity and Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical financial information of Entrada Networks prior to August 31, 2000. Subsequent to the merger the former parent of Entrada Networks has disposed of 4.56 million of its shares of our common stock including those it distributed to its shareholders and currently holds approximately 20.1% of our common shares outstanding.

Our principal business is the business formerly operated by Entrada Networks, and in September 2000, our Board of Directors concluded that the operations of our frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business segment operated by Sync. Our financial statements reflect the operations and financial position of the frame relay business segment as a discontinued operation for all periods reported. Unless otherwise specifically noted, this Annual Report refers to the Entrada business and not to the former Sync business.

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of this Annual Report on Form 10-K, as well as the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Results of Operations: Comparison of the Years Ended January 31, 2001 and January 31, 2000

Net sales. Our consolidated net sales from continuing operations were $25.7 million for fiscal 2001, compared with $28.8 million for fiscal 2000. The decrease in net sales for fiscal 2001 resulted primarily from decreased sales to distributors of remote access and print server products, partially offset by increased sales to OEMs of networking adapter products. The shift in sales toward OEMs reflects our focus on expanding sales to OEMs and the roll out of our new generation products. We expect our net sales for the first quarter of fiscal 2002 to be approximately $1.1 million to $1.3 million. We believe that we will have lower sales in early 2002 primarily due to adverse economic conditions worldwide and in our market segment in particular.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit decreased to $6.8 million for the fiscal 2001 from $11.3 million for fiscal 2000. The gross profit of $6.8 million for the fiscal 2001 is net of a $2.8 million valuation adjustment comprising $0.6 million for print servers, $0.6 million for remote access servers and $1.6 million for other legacy products. Our gross margin, excluding the valuation adjustment, decreased to 37.6% for the fiscal year ended January 31, 2001 from 39.2% for fiscal 2000. The decline in gross margins resulted from increased sales to OEM customers that have lower margins than sales to distributors as well as transitions from legacy products in anticipation of the merger of Sync and Entrada Networks.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased to $5.2 million for fiscal 2001 from $5.6 million for fiscal 2000. The reduction in selling and marketing costs reflects personnel reductions resulting from the closure in May 2000 of our Massachusetts facility as well as personnel reductions in anticipation of the merger of Sync and Entrada Networks. As a percentage of sales, selling and marketing expenses increased to 20.3% for fiscal 2001, from 19.6% for fiscal 2000. The increase in selling and marketing costs as a percentage of sales is due to lower sales for fiscal 2000 compared with the prior year. We intend to increase expenditures for sales and marketing including the recruitment of additional sales and marketing personnel, the expansion of our domestic and international distribution channels and the establishment of strategic relationships. In addition, we expect sales commissions to increase as we increase our sales volume.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and development expenses increased to $6.8 million, or 26.6% of net sales, for fiscal 2001, compared with $6.2 million, or 21.6% of net sales, for fiscal 2000. The increase in research and development expenses was primarily due to increased new product development costs, partially offset by cost savings achieved through the consolidation of facilities. We expect research and development expenses to continue to increase as we enter the SAN market space. In addition, due to changing market conditions, we wrote off capitalized software development costs to research and development expenses of $1.0 million and $1.8 million during fiscal years 2001 and 2000, respectively. Exclusive of the valuation allowance, engineering research and development expenses were 22.8% and 15.4% of net sales in fiscal years 2001 and 2000, respectively.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. General and administrative expenses were $2.9 million, or 11.2% of net sales, for fiscal 2001, compared with $2.2 million, or 7.6% of net sales, for fiscal 2000. The increase in general and administrative expenses is primarily due to costs incurred in fiscal 2001 relating to the establishment of our headquarters facility in San Diego. These additional expenses were partially offset by cost savings from the consolidation of our facilities as well as the elimination of 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility. As a result of the merger and establishment of our headquarters in San Diego, we have added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to our general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for fiscal 2001 include a $1.4 million valuation reserve recorded against distributor receivables and $0.5 million of costs associated with the closure of our Massachusetts facility. We reduced our staff by 39 through the closure of our Massachusetts facility and other personnel reductions associated with a shift in our business focus to OEM sales as well as in anticipation of our merger with Sync. It is anticipated that the closure of the Massachusetts facility will reduce annual operating expenses by at least $2.0 million.

Income taxes. There was no provision for income taxes for fiscal years 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. Loss from discontinued operations was $0.2 million for fiscal 2001. This represents the operating results of the former Sync Research, Inc. frame relay business based in Irvine, California, for the five-month period from September 1, 2000 through January 31, 2001. On September 29, 2000, after completion of the merger on August 31, 2000, we entered into a plan to discontinue the operations of the frame relay business segment.

Loss on disposal of discontinued operations of $10.4 million for fiscal 2001 represents estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consists of $4.3 million of goodwill recognized upon completion of the merger on August 31, 2000, $2.2 million for obsolescent inventory, $1.1 for vendor payables, $1.1 of severance costs, $0.7 million for lease termination and $1.0 for various other estimated costs for disposal of the business segment.

Results of Operations: Comparison of the Years Ended January 31, 2000 and January 31, 1999

Net sales. Net sales decreased to $28.8 million, or by less than 1%, for fiscal 2000 from $29.0 million for fiscal 1999. While the sales to OEMs of our LAN-adapter product lines increased, this increase was offset by the decrease in the Remote Access and Print Server product lines during fiscal 2000 reflecting Entrada's shift towards its new generation of products and the planned phase out of its legacy products.

Gross profit. Gross profit decreased to $11.3 million for fiscal 2000 from $13.0 million for fiscal 1999. Gross margin decreased to 39.2% for fiscal 2000 from 44.7% for fiscal 1999. The gross margin percentage decrease was the result of higher raw material costs associated with shipments of Entrada's LAN-adapter products and lower margins on legacy products.

Selling and marketing. Sales and marketing expenses decreased to $5.6 million, or 19.6% of net sales, for fiscal 2000 from $8.3 million, or 28.7% of net sales for fiscal 1999. During fiscal 2000 Entrada completed a realignment of its sales organization, which resulted in a reduction in these expenses as well as reduced advertising and promotional expenses for legacy products.

Engineering, research and development. Engineering, research and development expenses increased to $6.2 million, or 21.6% of net sales, for fiscal 2000 from $5.5 million, or 19.0% of net sales, for fiscal 1999. The increase in engineering, research and development expenses for fiscal 2000 was the result of a $1.8 million reduction to the net book value of capitalized software development costs caused by changing market conditions partially offset by cost savings achieved through the consolidation of Entrada's facilities. Exclusive of the valuation allowance, engineering research and development expenses for fiscal 2000 were 15.4% of net sales.

General and administrative. General and administrative expenses decreased to $2.2 million, or 7.6% of net sales, for fiscal 2000 from $2.3 million, or 7.8% of net sales, for fiscal 1999. This decrease is the result of cost savings achieved through the consolidation of Entrada's various facilities as well as eliminating the 35,000 square feet of unused space leased at our Annapolis Junction, Maryland facility.

Income taxes. There was no provision for income taxes for fiscal years 2000 and 1999. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, due to potential adjustments to the net operating loss carry forwards as provided by the Internal Revenue Code with respect to ownership changes, future availability of the tax benefits is not assured. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Liquidity and Capital Resources

The amounts included in our statement of cash flows for fiscal 2001 are not comparable to our fiscal 2000 amounts due to the inclusion of the former Sync Research, Inc., for less than a full year. Readers should refer to Sync's annual report on Form 10-K for information concerning Sync.

We financed our operations before the merger through a combination of debt and non-interest bearing advances from our former parent, Sorrento Networks Corporation, a New Jersey corporation. At January 31, 2001, our working capital was $7.8 million and cash and cash equivalents was $10.0 million.

Cash flow used in operations was $8.8 million during the fiscal year ended January 31, 2001 compared with cash flow provided by operations of $0.1 million for the fiscal year ended January 31, 2000. Cash flow used in operations in fiscal 2001 reflects $3.1 million of net loss from operations after adjustment for non-cash expenses including depreciation, amortization, and reserves, plus a $2.7 million decrease in accounts payable, a $1.9 million increase in gross inventories, and $2.1 million in net cash used in discontinued operations. During fiscal 2000, our cash flow provided by operations reflected $1.2 million of net income from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances, plus a $0.9 million increase in accounts payable, partially offset by a $1.4 million increase in gross inventories.

To support our anticipated growth, we expect our selling and marketing, research and development and general and administrative expenses will increase in future periods. There can be no assurance that our available cash will be sufficient to fund such additional expenses.

Our investing activities consist primarily of purchases of property, plant and equipment and software development costs. We purchased $1.6 million and $0.2 million in equipment during the fiscal years ended January 31, 2001 and 2000, respectively. During fiscal 2001 we also acquired $7.6 million of cash belonging to Sync Research. During fiscal 2000 the investing activities also included $0.3 million in software development costs. We expect our investments in property and equipment will increase to support the anticipated growth of our operations and infrastructure.

Our financing activities during the fiscal year ended January 31, 2001 provided cash flows of $12.7 million, primarily in connection with the merger. As part of the Sync and Entrada Networks merger, we received $8.0 million in cash in exchange for common stock. Additional sources of net cash provided by financing activities were $1.3 million in net proceeds from short-term borrowings from our credit facilities and $3.7 million of non-interest bearing advances from our former parent, net of repayments. During fiscal 2000 financing activities provided cash flows of $0.3 million which included $2.3 million of net repayments on short term borrowings, $0.3 million of proceeds net of repayments on long term debt financing and $2.3 million of non-interest bearing advances from our former parent, net of repayments.

We had a line of credit with Coast Business Credit totaling a maximum of $7.0 million, subject to limitations based on our receivables and inventories. Outstanding borrowings against this line of credit were $3.6 million at January 31, 2001. Our credit line was collateralized by accounts receivable, inventory and equipment, and is guaranteed by Sorrento Networks Corporation. Subsequent to January 31, 2001, the Coast Business Credit credit arrangement was fully replaced with a credit facility with Silicon Valley Bank. The Silicon Valley Bank credit facility has a maximum limit of $5.0 million, subject to a limitation equal to 75% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The Silicon Valley Bank credit line features a lower interest rate and simpler administration.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2002. We are currently pursuing external equity financing arrangements that would enhance our liquidity position in the coming years and enable us to accelerate the development of SAN products. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Effects of Inflation and Currency Exchange Rates

We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

All of our sales and expenses are currently denominated in U.S. dollars and to date our business has not been affected by currency fluctuations. In the future, however, we could conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

New Accounting Standards

Statement of Financial Accounting Standards ("SFAS") No. 133 as amended by SFAS 137 and 138, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-up Activities," effective in the current or future periods. The adoption or future adoption of these standards has had or will have no material effects on our financial position or results of operations.

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

In December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which broadly addresses how companies report revenues in their financial statements. Staff Accounting Bulletin No. 101B delayed the date of required adoption to October 1, 2000. Management believes that adoption of this policy had no material effect on our financial position or results of operations.

Other Matters

From time to time, we are involved in various other legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency rates. Our exposure to interest rate risk is the result of our need for periodic additional financing for our large operating losses and capital expenditures. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate.

All of our sales and expenses have been denominated in U.S. dollars and to date our business has not been affected by currency fluctuations. In the future, however, we could conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in sales in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated sales or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations. We attempt to minimize our currency exposure risks through working capital management and do not hedge our exposure to translation gains and losses related to foreign currency exposures.

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


Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is set forth in Item 14 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III


Item 10. Directors and Executive Officers of the Company

On March 30, 2001, our directors and executive officers were:

            Name               Age                 Position
            ----               ---                 ---------
      Kanwar J.S. Chadha        54       President, Chief Executive Officer, Director
      Leonard Hecht             64       Director, Chairman (i)
      Rohit Phansalkar          56       Director (i)
      Davinder Sethi            54       Director (i)
      Raymond Ngan              29       Director
      Gilbert G. Goldbeck       41       Vice President--Finance & Operations
      Anand Mehta               47       C.T.O. and Vice President--Engineering
      Michael Harris            42       Vice President--Marketing

      (i)  member of Audit Committee and Compensation Committee

Our By-Laws provide that the members of the Board of Directors be elected annually by the Shareholders of Entrada for one-year terms. Each director who is not an employee of Entrada or its subsidiaries receives $1,000 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $500 for each committee meeting attended. Each director who is not an employee of Entrada also receives compensation of $5,000 per quarter, except the Chairman who receives compensation of $5,000 per month. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers, except as discussed below.

None of our officers is employed for a specified term. Dr. Kanwar J.S. Chadha, President, Chief Executive Officer and Director, has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for the Company's loan of funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of Entrada.

Dr. Kanwar J.S. Chadha, has served as the President and Chief Executive Officer of Entrada since April 2000. He was elected director on August 31, 2000. He joined AT&T Bell Laboratories in February 1973 as a Member of Technical Staff and served as a systems engineer & principal software designer for the AMPS trial system. As a Supervisor at AT&T Bell Laboratories from August 1977 to August 1980, Dr. Chadha was responsible for the development of various software systems. As a Department Head at AT&T Bell Laboratories from August 1980 to January 1987, he managed the development of cellular technologies, MERLIN phone system, Applications Processor, Videotex system, and System 25 PBX. He was a co-founder of WaterBazaar.com e-portal, that when developed will provide buyers and suppliers of water purification products worldwide an electronic exchange through which to conduct e-commerce. Dr. Chadha was also a founding member of ERPL, Inc., a firm that specializes in the development of embedded software systems, enterprise and manufacturing resource planning software systems, and that provides business-to-business e-marketplace systems solutions & development. Dr. Chadha holds a B.E. (Hons) in Electrical Engineering from Thapar Institute of Technology, Punjab, India, a M.A.Sc. in Control Systems from the University of Toronto, Ontario, Canada, and a Ph.D. in Systems Engineering from Case Western Reserve University, Cleveland, Ohio. Dr. Chadha is a first cousin of Dr. Davinder Sethi, one of our directors.

Leonard N. Hecht has served as one of our directors since August 31, 2000. He was elected Chairman on September 29, 2000. Mr. Hecht has served as Executive Vice President of Sorrento Networks, Inc. since August 2000 and as one of its directors from June 1996 to January 2001. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice

Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisition, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation.

Rohit Phansalkar has served as one of our directors since August 31, 2000. Mr. Phansalkar has been the Chairman and CEO of Sorrento Networks Corporation. Prior to that, he was a partner of Andersen Weinroth & Co. LP. Prior to joining Andersen Weinroth, Mr. Phansalkar was the co-founder, Vice Chairman and CEO of Newbridge Capital, a firm dedicated to making private equity investments in India. From 1993 to 1996 Mr. Phansalkar was a Managing Director of Oppenheimer & Co., where he was the head of the Energy Finance Group. Mr. Phansalkar was the founding Chairman of The India Fund, a $510 mm closed-end fund listed on the NYSE. Prior to joining Oppenheimer, Mr. Phansalkar was a Managing Director of Bear Stearns & Co. He is a director of Zip Global Networks. Mr. Phansalkar received a BS in engineering from Michigan Technological University and a MBA from Harvard Graduate School of Business.

Dr. Davinder Sethi has been a director of Entrada since September 2000. Dr. Sethi is an independent advisor in the fields of information technology and finance. His is the former Chairman and Chief Executive Officer of iPing, Inc., and a former Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State. Dr. Sethi also serves on the Board of Directors of Aperian, Inc., Pamet Systems, Inc. and WorldWater Corporation. Dr. Sethi is a first cousin of Dr. Chadha, our President and Chief Executive Officer.

Dr. Raymond Ngan has been a director of Entrada since November 2000. Dr Ngan has been guiding technology and telecommunications companies for many years, most recently as Principal at Hikari Capital International. He previously served as Senior Vice President, Morgan Stanley Dean Witter, and as a Senior Associate at Chase Capital Partners. Dr. Ngan holds a bachelors, masters and Ph.D. from Oxford University, Oxford, UK, and an MBA from The Wharton School at the University of Pennsylvania.

Gilbert G. (Gil) Goldbeck was appointed Vice President of Finance and Operations for Entrada Networks in August 2000. Prior to that, he served as Chief Operating Officer and was also formerly Vice President of Finance and Operations. He was the Controller for Cray Communications from 1992 to 1998 and held various financial management positions with Cray from 1986 to 1992. From 1985 to 1986 he was a financial analyst with Kiplinger Editors. From 1983 to 1985 he was an internal auditor with Dyn Corp. He is a Certified Public Accountant and holds a B.S. degree in Accounting from the University of Maryland.

Anand (Andy) Mehta, Chief Technology Officer and Vice President, Engineering, who joined Entrada Networks in May 2000, has 22 years of technical and management experience in Fortune 500 corporations and startup ventures. As a founder and President of Intelec Technologies, Inc., a company specializing in embedded systems, he managed the development of several products over a span of 10 years in cellular technology, handheld devices, embedded PCs, IBM 3270/SNA products, industrial controls, and information processing systems. Prior to that, he was with Motorola, Inc., for approximately 9 years in various technical and management positions. Mr. Mehta has extensive experience in communications, Fibre Channel, FPGAs, ASICs, embedded systems, and software development. Mr. Mehta earned an MSEE in 1978 from Illinois Institute of Technology, Chicago, Illinois and a BSEE in Electronics & Communications from University of Jodhpur, India in 1976. He also has a Certificate Diploma in Artificial Intelligence from DePaul University, Chicago.

Michael Harris joined Entrada in August 2000 as Vice President of Marketing and is responsible for both marketing and investor relations. He joined Entrada from Emag, LLC, a global data storage solutions and software firm (formerly a division of Anacomp, Inc.) where he served as senior vice president, marketing and business development before and after the company's spinoff from Anacomp and subsequent relocation. At Emag and Anacomp, Harris was responsible for starting a number of initiatives to address the burgeoning data storage market. Prior to Emag, he spent six years with Philips NV, (now Royal Philips Electronics) first as an international marketing manager and later as the director of marketing and product management of a consumer products division. Prior to Philips he was a management consultant with Coopers & Lybrand, working primarily on telecommunications engagements. He holds an MBA from Vanderbilt University and a B.S. in Communications from The University of Tennessee.


Item 11. Executive Compensation

The following tables set forth the annual compensation for both individuals who served as our Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2001, for our three most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000, and for one person who served as an executive officer during a portion of fiscal 2001 but is no longer an executive officer as of January 31, 2001.


                                     Summary Compensation Table

                                          Annual Compensation                 Long-Term Compensation
                                   ----------------------------------  ------------------------------------
                                                            Other      Restricted  Securities    Long-Term        All
                                                           Annual         Stock    Underlying    Incentive       Other
                                   Salary (A)   Bonus   Compensation    Award(s)     Options       Plan      Compensation
Name and Principal Position  Year     ($)         ($)        ($)          ($)          (#)        Payouts          ($)
---------------------------  ---- -----------  -------  -------------  ---------  ------------ ------------  ------------
Kanwar J.S. Chadha,          2001   141,038    92,625          -               -       500,000          -            -
   Chief Executive Officer,
   President, Director

Gilbert G. Goldbeck, VP      2001   144,005    50,400          -               -       100,000          -             -
   Finance and Operations    2000   121,771        -           -               -            -           -             -

Anand Mehta, Chief           2001   120,582    43,313          -               -       280,000          -             -
   Technical Officer,
   VP Engineering

Michael Harris, VP           2001    62,597    25,995          -               -       150,000          -             -
   Marketing

William K. Guerry,           2001   159,846        -       66,667              -           809          -             -
   Former President,         2000   158,333        -           -               -       105,000          -             -
   CEO and CFO               1999   130,000        -           -               -        32,000          -             -

     (A) Dr. Chadha, Mr. Mehta and Mr. Harris were employed by us for only a portion of fiscal 2001. The annual salary of Dr. Chadha is $195,000, of Mr. Mehta is $165,000, and of Mr. Harris is $155,000.

Long-Term Incentive Plans

         We have no long-term incentive plans other than the 1991, 1996 and 2000 Stock Option Plans and the 1995 Directors' Stock Option Plan.

                                   Option Grants in Last Fiscal Year

                                       Individual Grants
                   -------------------------------------------------------------
                    Number of     Percent of                Market                  Potential Realizable Value at
                   Securities   Total Options  Exercise    Price on               Assumed Annual Rates of Stock Price
                   Underlying    Granted to     or Base      Date                  Appreciation for Option Term (A)
                    Options     Employees in     Price     Granted    Expiration   --------------------------------
       Name        Granted (#)   Fiscal Year   ($/Share)  ($/Share)      Date       0% ($)     5% ($)     10% ($)
   ------------    -----------  ------------- ----------- ----------  -----------  -------   ----------  ----------
Kanwar J.S. Chadha   420,000         13.7%       $ 4.38     $ 4.38     8/31/2010        -    $1,155,594  $2,928,502
                      80,000          2.6        $ 3.19     $ 4.38     8/31/2010   $94,800      314,913     652,610

Gilbert G. Goldbeck   70,000          2.3        $ 4.38     $ 4.38     8/31/2010        -       192,599     488,084
                      30,000          1.0        $ 3.19     $ 4.38     8/31/2010    35,550      118,092     244,729

Anand Mehta          250,000          8.2        $ 4.38     $ 4.38     8/31/2010        -       687,853   1,743,156

                      30,000          1.0        $ 3.19     $ 4.38     8/31/2010    35,550      118,092     244,729

Michael Harris       150,000          4.9        $ 4.38     $ 4.38     8/31/2010        -       412,712   1,045,893

William K. Guerry        809          -          $ 1.70     $ 3.88      2/3/2010     1,760        3,731       6,756

     (A) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of our common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.

               Aggregated Option Exercises in Fiscal Year 2001 and
                         January 31, 2001 Option Values

                                                               Number of
                           Shares                        Securities Underlying           Value of Unexercised
                          Acquired                        Unexercised Options            In-the-Money Options
                             On           Value          at Fiscal Year-End (#)        at Fiscal Year-End ($) (A)
                          Exercise      Realized      ----------------------------  -------------------------------
        Name                (#)           ($)          Exercisable  Unexercisable    Exercisable    Unexercisable
     ---------          -----------   -----------     ----------------------------  -------------  ---------------
Kanwar J.S. Chadha            -               -              -         500,000            -          $44,800

Gilbert G. Goldbeck           -               -              -         100,000            -           16,800

Anand Mehta                   -               -              -         280,000            -           16,800

Michael Harris                -               -              -         150,000            -              -

     (A) Options are "in-the-money" if, on January 31, 2001, the market price of the Common Stock ($3.75) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2001, and the aggregate exercise price of such options.


Employment Agreements

         None of our officers is employed for a specified term. Dr. Kanwar J.S. Chadha, President, Chief Executive Officer and Director, has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for Entrada to loan funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of Entrada.


Compliance with Section 16(a) of the Exchange Act

         The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of March 30, 2001, regarding the ownership of the Common Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known by us to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of Entrada as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

                                                                         Common Stock
                                                                         ------------
                                                               Number of               Percentage of
        Name of Beneficial Owner (A)                            Shares                Outstanding (F)
        ----------------------------                           ---------              ---------------
     Kanwar J.S. Chadha                                               -                     *

     Leonard N. Hecht                                            112,083  (B)              1.0%

     Rohit Phansalkar                                            103,490  (C)               *

     Davinder Sethi                                              100,000  (D)               *

     Raymond Ngan                                                100,000  (E)               *

     Gilbert Goldbeck                                                 -                     *

     Anand Mehta                                                   2,000                    *

     Michael Harris                                                   -                     *

     Sorrento Networks Corporation                             2,231,734                  20.3%

     Springboard-Harper Technology Fund (Cayman) Ltd             741,249                   6.7%

     Entrada Holdings LLC                                        700,000                   6.4%

     Steel Partners II, L.P.                                     549,980                   5.0%

     All Directors and Executive Officers as a group             417,573                   3.7%

--------------

      *   Less than 1%

     (A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us. Except as noted the addresses for each beneficial owner is 10070 Mesa Rim Road, San Diego, CA 92121.

     (B) Includes exercisable options held by Mr. Hecht to acquire 100,000 shares of common stock, and 12,083 shares indirectly owned by him. In addition, Mr. Hecht holds options to purchase 90,000 shares of our common stock currently owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Hecht.

     (C) Includes exercisable options held by Mr. Phansalkar to acquire 100,000 shares of common stock, and 3,490 shares owned directly or indirectly by him. In addition, Mr. Phansalkar holds options to purchase 50,000 shares of our common stock currently owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Phansalkar. Mr. Phansalkar also owns approximately 3,500 shares of the common stock of Sorrento Networks Corporation. Mr. Phansalkar was a manager, member or partner of entities that hold 700,000 shares of common stock including Andersen Weinroth & Co., LP, Andersen Weinroth Capital Corporation, and Entrada Holdings, LLC. Mr. Phansalkar's beneficial ownership of these shares is not determinable at the date of this Form 10-K due to a dispute between Mr. Phansalkar and these entities.

     (D) Includes exercisable options held by Mr. Sethi to acquire 100,000 shares of common stock.

     (E) Includes exercisable options held by Dr. Ngan to acquire 100,000 shares of common stock.

     (F) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by the total of our outstanding shares at March 30, 2001 plus the unexercised options and warrants detailed above for the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.


Item 13. Certain Relationships and Related Transactions.

          We are subleasing a portion for our San Diego facility on a month-to-month basis to a subsidiary of our former parent. During the five months ended January 31, 2001 we received rent payments of approximately $15,000.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits and Consolidated Financial Statement Schedules

     1.   Financial Statements: (see index to financial statements at page F-1)

          Independent Certified Public Accountants' Report

          Consolidated Balance Sheets at January 31, 2001 and 2000

          Consolidated Statements of Operations for the Years Ended
                  January 31, 2001, 2000 and 1999

          Consolidated Statement of Stockholders' Equity for the Years Ended
                  January 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended
                  January 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements


     2.   Exhibits:

           2        Amended and Restated Agreement and Plan of Merger between Sync Research, Inc, a
                    Delaware Corporation, and Osicom Technologies, Inc., a New Jersey Corporation - (A)

           3.1      Amended and Restated Certificate of Incorporation dated June 25, 1999 - (B)

           3.2      Amended and Restated By-Laws of Registrant - (C)

           3.3      Series A Preferred Stock Certificate of Designation dated May 11, 2000 - (D)

           3.4      Certificate of Amendment to the Certificate of Incorporation dated August 31, 2000 -
                    filed herewith

           4.1      Amended and Restated 1991 Stock Plan (amended as of June 12, 1998) and form of Option
                    Agreement - (E)

           4.2      Amended 1995 Employee Stock Purchase Plan (amended as of September 27, 1996) and form of Subscription Agreement - (F)

           4.3      Amended and Restated 1995 Directors' Option Plan (amended as of June 12, 1998) and form of Option
                    Agreement - (E)

           4.4      Amended and Restated 1996 Non-Executive Stock Option Plan (amended as of August 21, 1998) - (G)

          4.5      2000 Stock Incentive Plan dated October 12, 2000 - (H)

          9.1      Amended and Restated Shareholders' Agreement dated April 25, 1994 - (I)

          10.1     401(k) Plan - (I)

          10.2     Third Amendment to Lease for 10C Commerce Way, Norton, MA dated July 28, 1999 - (J)

          10.3     Lease for 10070 Mesa Rim Road, San Diego, CA dated May 25, 2000 - filed herewith

          10.4     Amended lease for 9020 Junction Drive, Annapolis Junction, MD dated April 22, 1999 -
                   filed herewith

          10.5     Standard Industrial Lease for 12 Morgan, Irvine, CA dated July 19, 1999 - (J)

          10.6     Form of Amended and Restated Severance Agreement between the Company and William
                   Guerry, dated October 8, 1999 - (C)

          10.7     Form of Noncompetition agreement between Entrada and Sorrento Networks Corporation dated August 30, 2000 - filed herewith

          21       Subsidiaries of the Registrant - filed herewith

          23       Consent of BDO Seidman LLP - filed herewith

 ----------------

          The foregoing are incorporated by reference from the Registrant's filings as indicated:

          A        Form S-4/A filed August 3, 2000.

          B        Form 10-Q for the fiscal quarter ended June 30, 1999, filed August 16, 1999.

          C        Form 10-K for the year ended December 31, 1999, filed March 24, 2000.

          D        Form 8-K filed May 19, 2000.

          E        Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998.

          F        Form 10-Q for the fiscal quarter ended September 30, 1996, filed November 14, 1996.

          G        Form 10-Q for the fiscal quarter ended September 30, 1998, filed November 16, 1998.

          H        Form 14C filed November 6, 2000.

          I        Form S-1, as amended, which became effective on November 9, 1995.

          J        Form 10-Q for the fiscal quarter ended September 30, 1999, filed November 15, 1999.

          --------------------

          NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.


(b)  Report on Form 8-K

         November 2, 2000           Change in Registrant's certifying accountant

         November 13, 2000          Form 8-K/A reporting Item 7, Financial Statements and Exhibits, with pro forma condensed consolidated financial information of Sync
                                    Research, Inc., and Entrada Networks

                             ENTRADA NETWORKS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                        Page
                                                                                                     ----------
Independent Certified Public Accountant's Report                                                        F-2

Consolidated Balance Sheets as of January 31, 2001 and 2000                                             F-3

Consolidated Statements of Operations for the years ended
         January 31, 2001, 2000 and 1999                                                                F-4

Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 2001, 2000 and 1999                                                                F-5

Consolidated Statements of Cash Flows for the years ended
         January 31, 2001, 2000 and 1999                                                                F-6

Notes to Consolidated Financial Statements                                                           F-7 to F-18


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Entrada Networks, Inc.


We have audited the accompanying consolidated balance sheets Entrada Networks, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of January 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years ended January 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
---------------------------

BDO Seidman, LLP
Los Angeles, California
March 2, 2001

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------


                                                                                   January 31, 2001      January 31, 2000
----------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
     Cash and equivalents                                                        $           9,953      $            112
     Restricted cash (Note B)                                                                  300                     -
     Accounts receivable, net (Notes D and P)                                                4,373                 5,919
     Inventory, net (Notes B, D and P)                                                       4,636                 6,041
     Due from affiliates                                                                         -                   753
     Prepaid expenses and other current assets                                                 298                   563

----------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                               19,560                13,388
----------------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET (Notes C, D and E)                                               2,452                 1,384
----------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Capitalized software, net (Note B)                                                          -                 1,772
----------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                      0                 1,772
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                     $          22,012      $         16,544
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt (Note D)                                                    $           3,568      $          2,264
     Current maturities of long term debt (Note E)                                             394                   312
     Accounts payable                                                                        1,725                 4,381
     Net liabilities of discontinued operations (Note A)                                     3,892                     -
     Other current and accrued liabilities                                                   2,166                 2,222
----------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                          11,745                 9,179
----------------------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations  (Notes E and F)                                  131                   302
Due to former parent company                                                                     -                21,769
----------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                                  11,876                31,250
----------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes F and G)

STOCKHOLDERS' EQUITY (Note H)
     Common stock, $.001 par value; 50,000 shares authorized; 10,993 shares issued and outstanding at January 31, 2001; 3,544 shares issued
         and outstanding at January 31, 2000                                                    11                     1
     Additional paid-in capital                                                             51,722                 5,761
     Accumulated deficit                                                                   (41,597)              (20,468)
----------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                         10,136               (14,706)
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $          22,012      $         16,544
============================================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                                                          Twelve Months Ended
                                                                                               January 31
                                                                           ----------------------------------------------
                                                                              2001            2000              1999
-------------------------------------------------------------------------------------------------------------------------

NET SALES                                                                   $   25,657      $   28,771         $  29,007

COST OF SALES                                                                   18,820          17,498            16,043

-------------------------------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                            6,837          11,273            12,964
-------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                                       5,221           5,647             8,329
     Engineering, research and development                                       6,830           6,223             5,503
     General and administrative                                                  2,873           2,177             2,270
     Other operating expenses (Note A)                                           2,093               -                 -

-------------------------------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                               17,017          14,047            16,102
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                           (10,180)         (2,774)           (3,138)
-------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (CHARGES)
     Interest expense                                                             (384)           (613)             (578)

-------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER INCOME (CHARGES)                                             (384)           (613)             (578)
-------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX                                                         (10,564)         (3,387)           (3,716)

PROVISION FOR INCOME TAXES (Note J)                                                  -               -                 -

-------------------------------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                                (10,564)         (3,387)           (3,716)

LOSS FROM DISCONTINUED OPERATIONS (Note A)                                        (155)              -                 -

ESTIMATED LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS                          (10,410)              -                 -

-------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                    $  (21,129)     $   (3,387)        $  (3,716)
=========================================================================================================================

LOSS PER COMMON SHARE (Note K):

     BASIC AND DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (IN THOUSANDS)                                          7,083           4,244             4,244

         NET LOSS PER COMMON SHARE:
            Continuing operations                                           $    (1.49)     $    (0.80)        $   (0.88)
            Discontinued operations                                              (1.49)           0.00              0.00
-------------------------------------------------------------------------------------------------------------------------
         BASIC AND DILUTED NET LOSS PER COMMON SHARE                        $    (2.98)     $    (0.80)        $   (0.88)
=========================================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
For the Years Ended January 31, 2001, 2000 and 1999

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                  COMMON         ADDITIONAL                    TOTAL
                                                                  STOCK           PAID IN    ACCUMULATED   STOCKHOLDERS'
                                                            Shares      Amount    CAPITAL      DEFICIT        EQUITY
-------------------------------------------------------------------------------------------------------------------------

 Balance at January 31, 1998                                    1       $   1    $  5,761    $(13,365)     $ (7,603)

 Net loss                                                       -           -           -      (3,716)       (3,716)

-------------------------------------------------------------------------------------------------------------------------

 Balance at January 31, 1999                                    1       $   1    $  5,761    $(17,081)     $(11,319)

 Net loss                                                       -           -           -      (3,387)       (3,387)

-------------------------------------------------------------------------------------------------------------------------

 Balance at January 31, 2000                                    1       $   1    $  5,761    $(20,468)     $(14,706)

 Stock option exercises (Notes I)                              73           -         169           -           169

 Private placement of
      common stock (Note A)                                 2,432           2       8,023           -         8,025

Reverse acquisition of
      Entrada (Note A)                                      8,487           8      12,300           -        12,308

 Amount due to former parent
      contributed in merger (Note A)                            -           -      25,469           -        25,469

 Net loss                                                       -           -           -     (21,129)      (21,129)

-------------------------------------------------------------------------------------------------------------------------

 BALANCE AT JANUARY 31, 2001                               10,993       $  11    $ 51,722    $(41,597)     $ 10,136
=========================================================================================================================

 See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended January 31,
                                                                                 -----------------------------------------
                                                                                    2001          2000           1999
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss from continuing operations                                        $  (10,564)    $  (3,387)      $ (3,716)
--------------------------------------------------------------------------------------------------------------------------
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
                 Intangible assets valuation allowances (Note B)                         985         1,818              -
                 Depreciation and amortization                                         1,642         1,796          1,501
                 Accounts receivable and inventory reserves (Note P)                   4,816           979          1,826
            Changes in assets and liabilities net of effects of business entity acquisition:
                      (Increase) decrease in accounts receivable                          17           366         (1,528)
                      (Increase) decrease in due from affiliates                         753          (278)          (457)
                      (Increase) decrease in inventories                              (1,884)       (1,442)           588
                      (Increase) decrease in other current assets                        266          (413)            95
                      Increase (decrease) in accounts payable                         (2,656)          923           (490)
                      Increase (decrease) in due to affiliates                             -          (186)           159
                      Increase (decrease) in accrued expenses                            191           426           (812)
                      Increase  (decrease) in other current liabilities                 (247)         (468)            74
--------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) CONTINUING
                 OPERATING ACTIVITIES                                                 (6,681)          134         (2,760)

            NET CASH USED IN DISCONTINUED OPERATIONS                                  (2,143)            -              -
--------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (8,824)          134         (2,760)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                             (1,627)         (239)          (567)
       Cash acquired in merger                                                         7,636             -              -
       Software development costs (Note B)                                                 -          (318)        (1,297)
--------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        6,009          (557)        (1,864)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from former parent company, net of repayments                          3,700         2,285          4,882
       Proceeds from issuances of common stock (Note I)                                8,025             -              -
       Proceeds from short-term debt, net of repayments (Note D)                       1,304        (2,286)          (476)
       Proceeds from long-term debt (Note E)                                               -           600            285
       Repayment of capital lease obligations (Note E)                                  (384)         (262)          (115)
       Net change in restricted cash                                                    (300)            -              -
       Proceeds from exercise of stock options (Note I)                                  169             -              -
       Financing activities of discontinued operations (Note A)                          142             -              -
--------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                 12,656           337          4,576
--------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       9,841           (86)           (48)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                          112           198            246

--------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                         $    9,953     $     112       $    198
==========================================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Entrada Networks, Inc., (formerly Sync Research, Inc.) the Company, we, our or us, designs, manufactures and markets products that enable the transport of data from storage area networks over internet protocol and light to metro and wide area networks. We also design, manufacture and market fast and gigabit Ethernet products that are incorporated into the remote access and other server products of original equipment manufacturers, OEMs. In addition, some of our products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. We operate in one business segment, with our primary facility in San Diego, California and additional facilities in Annapolis Junction, Maryland and Irvine, California.

         The accompanying consolidated financial statements are the responsibility of our management.

A.       THE COMPANY, BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

         The Company, incorporated in Delaware as Sync Research, Inc., is the product of a reverse merger completed on August 31, 2000 with a wholly-owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We acquired all the outstanding capital of Entrada Networks for 4,244,155 of our common shares and issued on additional 2,431,818 shares for cash of $8,025. Entrada Networks' obligation to its former parent of $25,469 was contributed to our capital as part of the merger.

         As a result of the merger, the former shareholder of Entrada
Networks held a majority interest in the combined entity, which was renamed Entrada Networks, Inc. from Sync Research, Inc. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the merger has been accounted for as a "reverse merger," whereby Entrada Networks is deemed to have purchased Sync Research, Inc. However, Sync remains the legal entity and the Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical information of Entrada Networks prior to August 31, 2000. The merger is also accounted for under the purchase method of accounting, which requires the inclusion of the results of operations of Sync from the date acquired. The periods presented in the accompanying financial statements include the results of operations of Sync beginning on September 1, 2000. The aggregate fair value of assets acquired and the net cash invested in this business was $7,982. The excess of the aggregate cost over the fair value of net assets acquired was $4,326, which was recorded as goodwill in the quarter ended October 31, 2000 and has been written off as a component of loss on disposal of discontinued business segment. We have also changed our year-end to that of Entrada Networks.

         Discontinued Operations - On September 29, 2000, after careful consideration of our plans and business alternatives, our Board of Directors entered into a plan to discontinue the operations of our frame relay business segment. The Board concluded that the frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space. The accompanying financial statements reflect the operations and financial position of the frame relay business segment as a discontinued business segment for all periods reported in conformity with generally accepted accounting principles.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         During the year ended January 31, 2001, we recorded a reduction to the estimated realizable value of the net assets of this discontinued operation of $10,410, which has been separately presented as the estimated loss on the disposal of discontinued operations in the accompanying income statement. Net liabilities of discontinued operations at January 31, 2001 consist of:

                                                                  2001
                                                                -------
              Accounts receivable, net                          $   608
              Other current assets                                  294
              Other non-current assets                               31
                                                                -------
                  Total assets                                      933
                                                                -------

              Accounts payable and other current liabilities      4,825
                                                                -------
                  Total liabilities                               4,825
                                                                -------

                  Net liabilities of discontinued operations    $ 3,892
                                                                =======

         Operating results of this discontinued operation for the four months ended January 31, 2001 are shown separately in the accompanying statement of operations. The operating results of this discontinued operation included in our results for the year ended January 31, 2001 consist of:

                                                                  2001
                                                                -------
              Net sales                                         $ 3,157
              Gross profit                                        1,377
              Income (loss) from operations                        (155)
              Net income (loss)                                    (155)

         Cash flows of this discontinued operation for the year ended January 31, 2001 are shown separately in the accompanying statement of cash flows. The cash flows provided by (used in) this discontinued operation for the year ended January 31, 2001 consist of:

                                                                  2001
                                                                -------
              Operating activities                          $    (2,143)
              Investing activities                                   -
              Financing activities                                  142


B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         All references to a fiscal year refer to the fiscal year ending on the January 31 of that year. For example, references to fiscal 2001 refer to the fiscal year beginning on February 1, 2000 and ending on January 31, 2001.

         Principles of Consolidation - The balance sheets as of the years ended January 31, 2001 and 2000 and the consolidated statement of operations for the years ended January 31, 2001, 2000 and 1999 reflect our accounts and all subsidiaries controlled by us after the elimination of significant intercompany transactions and balances. The consolidated statement of operations for the year ended January 31, 2001 include the results of operations of Sync from September 1, 2000.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities, the values of purchased assets and assumed liabilities in acquisitions and the loss on disposal of discontinued operations. Actual results could differ from these estimates.

         Cash and Cash Equivalents - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Restricted Cash - Restricted cash represents amounts pledged as collateral for remaining lease payments on the facility occupied by our discontinued business segment in Irvine, California.

         Accounts Receivable - In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically, credit terms require payment within thirty days from the date of shipment. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis.

         Allowance for Doubtful Accounts - We provide an allowance for doubtful accounts based on our continuing evaluation of our customers' credit risk. We generally do not require collateral from our customers.

         Inventory - Inventories, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2001 and 2000 consist of:

                                                     2001             2000
                                                   --------         --------
              Raw material                         $ 5,659          $ 4,740
              Work in process                          672            1,958
              Spare parts                               -               141
              Finished goods                         1,645            1,228
                                                   -------          -------
                                                     7,976            8,067
              Less: Valuation reserve               (3,340)          (2,026)
                                                   -------          -------
                                                   $ 4,636          $ 6,041
                                                   =======          =======

         Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair value

         Property and Equipment - Property and equipment are recorded at historical cost. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases, if shorter, using accelerated and straight-line methods. Useful lives for property and equipment range from 3 to 7 years.

         Capitalized leases are initially recorded at the present value of the minimum payments at the inception of the contracts, with an equivalent liability categorized as appropriate under current or non-current liabilities. Such assets are depreciated on the same basis as described above. Interest expense, which represents the difference between the minimum payments and the present value of the minimum payments at the inception of the lease, is allocated to accounting periods using a constant rate of interest over the lease.

         Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. We measure impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value. Impairment losses, if any, are recorded currently.

         Software Development - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred. Otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards Nos. 2 and 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 2001, 2000 and 1999 was $787, $1,043 and $668,
respectively, over 3 to 5 years. Accumulated amortization was $727 and $675 as of January 31, 2000 and January 31, 1999, respectively.

         The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

remaining net book value over the calculated amount is fully reserved. We recorded reductions to the net book value of our capitalized software development costs of $985 and $1,818 during fiscal years 2001 and 2000, respectively. These reductions were recorded as engineering expense to reflect the decline in the net realizable value of these assets as a result of changing market conditions.

         Research and Development - We expense research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs". Research and development costs are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain. In-process research and development purchased by us includes the value of products and processes in the development stage and have not reached technological feasibility; this amount is expensed at the date of purchase.

         Revenue Recognition - We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations, if any, is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements effective the fourth fiscal quarter of years beginning after December 31, 1999. The adoption of this policy had no effect on our financial position or results of operations.

         Warranty and Customer Support - We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

         Income Taxes - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carryforwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note J).

         Advertising - We expense advertising expenditures as incurred. Advertising expenses consist of allowances given to customers as well as direct expenditures. Advertising expenses for fiscal 2001, 2000 and 1999 were $30, $11 and $536, respectively.

         Income and Loss Per Common Share - Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of shares issuable under stock option plans. Potential common shares would not be included in the diluted loss per share computation for fiscal 2001, 2000 and 1999 as they would be anti-dilutive. (See Note K).

         Stock-Based Compensation - We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Tax Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         The FASB issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions involving Stock Compensation," an Interpretation of APB Opinion No.
25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of this standard had no material effect, if any, on our financial position or results of operations.

         Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138 is effective for financial statements with fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes standards for accounting for derivatives and hedging instruments of which we currently have none. We do not expect the adoption of SFAS No. 133 to have a material effect, if any, on our financial position or results of

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

operations.

         Computer Software for Internal Use - The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. The adoption of SOP 98-1 had no effect on our financial position or results of operations.

         Start-up Costs - Statement of Opinion 98-5, "Reporting on the Costs of Start-up Activities," is effective for financial statements for fiscal years beginning after December 31, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities that under this SOP must be expensed as incurred. The adoption of SOP 98-5 had no effect on our financial position or results of operations.


C.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following components as of January 31, 2001 and 2000:

                                                                                2001         2000
                                                                              --------     --------
              Manufacturing, engineering and plant equipment and software      $ 6,723     $ 14,674
              Office furniture and fixtures                                        239          916
              Leasehold and building improvements                                  352          459
                                                                               -------     --------
                Total property and equipment                                     7,314       16,049
              Less: Accumulated depreciation                                    (4,862)     (14,665)
                                                                               -------     --------
                Net book value                                                 $ 2,452     $  1,384
                                                                               =======     ========

         Depreciation expense for fiscal 2001, 2000 and 1999 was $855,$751 and $834, respectively.


D.       SHORT TERM DEBT

         Short term debt at January 31, 2001 and 2000 consisted of the following:

                                                                                2001         2000
                                                                              --------     --------
              Floating interest rate loan (2.5% over lender's prime rate)
                secured by all of our tangible assets; weighted average
                interest rate for the year ended January 31, 2001 was 12.2%    $ 3,568     $ 2,264
                                                                               =======     =======

         We had a line of credit of $7,000 from Coast Business Credit which was collateralized by substantially all our assets and was guaranteed by the former parent of Entrada. Advances were limited to 75% of eligible receivables and 30% of eligible inventory. The loan bore interest at 2.5% over the lender's prime rate but not less than 8%; the interest rate on the line of credit was 12.0% at January 31, 2001. The highest amount outstanding was $4,011 and $5,283 during fiscal years 2001 and 2000, respectively. The average amount outstanding was $2,694 and $4,156 during fiscal years 2000 and 1999, respectively. Subsequent to January 31, 2001, the Coast Business Credit credit facility was replaced with a credit facility with Silicon Valley Bank. See Note N.

         We were in compliance with our debt covenants at January 31, 2001.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

E.       LONG TERM DEBT

         Long term debt at January 31, 2001 and 2000 consisted of the following:

                                                                                2001         2000
                                                                              --------     --------
              Floating interest rate term loans (2.5% over Lender's prime rate) secured by our machinery and equipment;
                interest rate for year ended January 31, 2001 was 11.0%        $   186     $   345
              Obligations under finance leases (See Note F)                        339         269
                                                                               -------     -------
                                                                                   525         614
              Less: Current portion                                                394         312
                                                                               -------     -------
                                                                               $   131     $   302
                                                                               =======     =======

         Long term debt including capitalized leases at January 31, 2001 is payable by year as follows:

               2002                                          $  394
               2003                                             127
               2004                                               4
                                                             ------
                                                             $  525
                                                             ======


F.       LEASES AND OTHER COMMITMENTS

         Rental expense under operating leases was $542, $672 and $1,147 for the years ended January 31, 2001, 2000 and 1999, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2001:

                                                                Capital       Operating
                                                                Leases          Leases
                                                                -------         ------
              2002                                              $   317        $   622
              2003                                                   53            625
              2004                                                    4            636
              2005                                                  -              550
              2006                                                  -              124
                                                                -------        -------
                                                                    374        $ 2,557
                                                                               =======
              Less: Amount representing interest                    (35)
                                                                -------
              Present value of minimum annual rentals           $   339
                                                                =======

         The net book value of equipment under capital leases was $384 and $331 at January 31, 2001 and 2000, respectively.


G.       LITIGATION

         From time to time we are involved in various litigation and proceedings incidental to the normal conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position, the results of operations or cash flows.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

H.       STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                50,000,000 shares of Common Stock ($.001 par value) 2,000,000 shares of Preferred Stock ($.001 par value)

         None of our preferred stock was outstanding during the years ended January 31, 2001, 2000 and 1999.

I.       STOCK OPTION PLANS AND STOCK AWARD PLAN

         We have four stock options plans in effect: The 1991 Stock Option Plan, the 1996 Stock Option Plan, the 1999 Stock Option Plan and the 2000 Stock Option Plan. The plans provide for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of our common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/36th of the remaining shares at the end of each month and expire not later than 10 years from the date of grant at January 31, 2001. The purpose of these plans is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution toward our success.

         As a result of the accounting for our reverse merger with Entrada Networks (see Note A), we are considered as having no options to acquire our common stock outstanding prior to the August 31, 2000 merger date. The following table summarizes the activity in our plans:

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
                                                                   ----------------           --------------
         Shares under option at January 31, 2000                             -                    $   -
           Deemed granted due to merger (Note A)                         646,902                  $ 3.65
           Granted                                                     2,974,350                  $ 4.08
           Exercised                                                     (72,506)                 $ 2.24
           Canceled                                                     (141,399)                 $ 3.06
                                                                       ---------
         Shares under option at January 31, 2001                       3,407,347                  $ 4.08
                                                                       =========

         Additional information relating to stock options outstanding and exercisable at January 31, 2001 summarized by exercise price is as follows:

                                                   Outstanding                       Exercisable
                                       ------------------------------      -----------------------------
                                              Weighted Average
          Exercise Price                   ---------------------                        Weighted Average
            Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
            ---------        ------    ------------    --------------        ------      --------------
          $0.40 - $3.19     1,035,742       9.33            $2.86            274,530         $2.59
          $3.28 - $4.28       452,600       9.53            $4.05            232,912         $3.87
              $4.37         1,599,500       9.58            $4.38            319,500         $4.38
          $4.38 - $24.38      317,505       8.90            $6.03            273,542         $5.91
             $91.25             2,000       5.32           $91.25              2,000        $91.25
                            ---------                                      ---------
         $0.40 - $91.25     3,407,347       9.43            $4.08          1,102,484         $4.36
                            =========                                      =========

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, our net loss and loss per share for the years ended
January 31, 2001, 2000 and 1999, would have been increased to the pro forma amounts presented below:

                                                       2001           2000           1999
                                                     --------       --------       --------
         Net loss:
             As reported                            $(21,129)      $ (3,387)       $ (3,716)
             Pro forma                               (21,416)        (3,387)         (3,716)
         Loss per share:
             Basic and diluted EPS as reported       $ (2.98)       $ (0.80)        $ (0.88)
             Pro forma basic and diluted EPS           (3.02)         (0.80)          (0.88)

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                   2001
                                                                   ----
          Risk free interest rate                                  6.0%
          Stock volatility factor                                  0.45
          Weighted average expected option life                   5 years
          Expected dividend yield                                    0%
          Fair value of options granted                        $0.01 to $2.19
          Weighted average fair value of options granted           $0.48

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

J.       INCOME TAXES

         Our provision for taxes on income for the years ended January 31, 2001, 2000 and 1999, all of which are U.S. taxes, consist of:

                                                     Continuing     Discontinued
                                                     Operations      Operations      Total
                                                     ----------     -----------      -----
                  Year ended January 31, 2001:
                      Current                         $  -            $  -           $  -
                      Deferred                           -               -              -
                                                      ------          ------         ------
                      Total                           $  -            $  -           $  -
                                                      ======          ======         ======

                  Year ended January 31, 2000:
                      Current                         $  -            $  n/a         $  -
                      Deferred                           -               n/a            -
                                                      ------          ------         ------
                      Total                           $  -            $  n/a         $  -
                                                      ======          ======         ======

                  Year ended January 31, 1999:
                      Current                         $  -            $  n/a         $  -
                      Deferred                           -               n/a            -
                                                      ------          ------         ------
                      Total                           $  -            $  n/a         $  -
                                                      ======          ======         ======

         Our operations generate permanent and temporary differences for depreciation, amortization, valuation allowances and expense reserves. We have recorded a 100% valuation allowance against our deferred tax assets, including net operating loss carryforwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                                                                                        2001             2000
                                                                                      --------         --------
                  Deferred tax assets:
                    Valuation allowances                                             $  3,582        $     990
                    Tax loss carryforwards                                             23,531            8,604
                    Depreciable assets                                                    184              -
                    Expense reserves                                                    1,975              172
                                                                                     --------        ---------
                         Gross deferred tax assets                                     29,272            9,766
                    Less: valuation allowance                                         (29,272)          (8,737)
                                                                                     --------        ---------
                         Deferred tax asset                                               -              1,029
                                                                                     --------        ---------
                  Deferred tax liabilities:
                         Depreciable assets                                               -                320
                         Software development costs                                       -                709
                                                                                     --------        ---------
                         Deferred tax liabilities                                         -              1,029
                                                                                     --------        ---------
                    Net deferred tax liability                                       $    -          $     -
                                                                                     ========        =========

         At January 31, 2001, we had federal net operating losses which may be available to reduce future taxable income. Among potential adjustments which may reduce available loss carryforwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carryforwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. We believe that the issuances of our equity securities and transfers of ownership of outstanding equity securities resulted in such an ownership change on August 31, 2001. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

         Our federal NOL carryforwards, after application of the change of control limitation provided by the IRC, expire as follows:

                  2009               $  1,497
                  2010                      1
                  2011                 13,688
                  2012                 15,474
                  2018                 12,962
                  2019                  6,580
                  2020                 12,149
                                     --------
                                     $ 62,351
                                     ========

         The reconciliation between income tax expense and a theoretical United States tax computed by applying a rate of 35% for the years ended January 31, 2001, 2000 and 1999, is as follows:








                                                                     2001              2000             1999
                                                                   --------         ----------        --------
                  Income (loss) from continuing operations
                    before income taxes                          $  (10,564)        $  (3,387)        $ (3,716)
                                                                 ==========         =========         ========
                  Theoretical tax (benefit) at 35%               $   (3,697)        $  (1,185)        $ (1,301)
                  Change in valuation allowance                       3,697             1,185            1,301
                                                                 ----------         ---------         --------
                                                                 $      -           $     -           $    -
                                                                 ==========         =========         ========

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

K.       EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic and diluted earnings per share.

                                                                 2001           2000           1999
                                                               --------       --------       --------
         Net loss available to common shareholders
           used in basic EPS                                 $  (21,129)     $  (3,387)      $   (3,716)
                                                             ==========      =========       ==========

         Average number of common shares used in basic EPS    7,082,659       4,244,155       4,244,155
                                                             ==========      ==========      ==========

         We incurred a net loss from continuing operations for the years ending January 31, 2001, 2000 and 1999. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of share of dilutive potential common stock.

                                                                   2001            2000            1999
                                                                 --------        --------        --------
         Net loss available to common shareholders
           used in basic EPS                                   $  (21,129)      $   (3,387)      $   (3,716)
                                                               ==========       ==========       ==========

         Average number of common shares used in basic EPS      7,082,659        4,244,155        4,244,155
         Effect of dilutive securities:  stock benefit plans       92,065                -                -
                                                               ----------       ----------       ----------

         Average number of common shares and dilutive
           potential common stock used in diluted EPS           7,174,724        4,244,155        4,244,155
                                                               ==========       ==========       ==========

         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. There were no options to purchase common shares or convertible preferred stock outstanding during the fiscal years ended January 31, 2000 and 1999. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because the their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 2,214,000 for the fiscal year ended January 31, 2001.


L.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         Interest expense and taxes paid approximated the related expenses for the years ended January 31, 2001, 2000 and 1999.

         The contribution by our former parent of our obligation to it of $25,469 neither provided nor used cash. Accordingly, this transaction has been excluded from the statement of cash flows.

         New capital lease obligations for equipment incurred during the year ended January 31, 2001 of $296 neither provided nor used cash. Accordingly, this amount has been excluded from the statement of cash flows.

M.       CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits. One of our short-term investment accounts at a single institution accounted for approximately 26% of current assets at January 31, 2001.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

         Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in our customer base spread across many industries and geographic areas. Two customers each accounted for 40.0%, and 25.2% of net sales for the year ended January 31, 2001. Three customers each accounted for 19.4%, 18.7%, and 13.7% of net sales for the year ended January 31, 2000. One customer accounted for 16.3% of fiscal 1999 net sales. At January 31, 2001 three customers each accounted for 37.0%, 12.6%, and 12.1% of net receivables. At January 31, 2000 one customer accounted for 39.4% of net receivables.


N.       SUBSEQUENT EVENTS

         Subsequent to January 31, 2001, our credit arrangement with Coast Business Credit was fully replaced with a credit facility with Silicon Valley Bank. The Silicon Valley Bank credit facility has a maximum limit of $5.0 million, subject to a limitation equal to 75% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment.


O.       RELATED PARTY TRANSACTIONS

         We are subleasing a portion of our San Diego facility on a month-to-month basis to a subsidiary of our former parent. During the five months ended January 31, 2001 we received rent payments of $15.


P.       VALUATION AND QUALIFYING ACCOUNTS

         Changes in the inventory valuation reserve were as follows:

                  Balance at February 1, 1998                          $  3,149
                      Additions charged to costs and expenses             1,416
                      Amounts used during year                           (3,027)
                                                                       --------
                  Balance at January 31, 1999                             1,538
                      Additions charged to costs and expenses               936
                      Amounts used during year                             (448)
                                                                       --------
                  Balance at January 31, 2000                             2,026
                      Additions charged to costs and expenses             3,288
                      Amounts used during year                           (1,974)
                                                                       --------
                  Balance at January 31, 2001                          $  3,340
                                                                       ========

         Changes in the accounts receivable valuation reserve were as follows:

                  Balance at February 1, 1998                           $   470
                      Additions charged to costs and expenses               410
                      Amounts used during year                             (270)
                                                                        -------
                  Balance at January 31, 1999                               610
                      Additions charged to costs and expenses                43
                      Amounts used during year                             (204)
                                                                        -------
                  Balance at January 31, 2000                               449
                      Additions charged to costs and expenses             1,528
                      Amounts used during year                           (1,577)
                                                                        -------
                  Balance at January 31, 2001                           $   400
                                                                        =======

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Q.       UNAUDITED QUARTERLY FINANCIAL DATA

Amounts in thousands, except per share amounts.

                                             First         Second          Third          Fourth
                                            Quarter        Quarter        Quarter         Quarter        Year
                                            -------        -------        -------         -------        ----
Year ended January 31, 2001:
       Net sales                           $  3,710       $  6,041        $  7,890       $  8,016      $  25,657
       Gross profit                          (1,688)         2,343           2,780          3,402          6,837
       Income (loss) from
         continuing operations               (7,067)          (750)         (1,766)          (981)       (10,564)
       Provision for income taxes               -              -               -              -              -
       Income (loss) from
         discontinued operations                -              -              (426)           271           (155)
       Loss on disposal
         of discontinued operations             -              -           (10,410)           -          (10,410)
       Net income (loss)                     (7,067)          (750)        (12,602)          (710)       (21,129)
       Net income (loss) per share:
         Basic                                (1.67)         (0.18)          (1.43)         (0.06)         (2.98)
         Diluted                              (1.67)         (0.18)          (1.43)         (0.06)         (2.98)

Year ended January 31, 2000:
       Net sales                           $  6,418       $  6,587        $  8,030       $  7,736      $  28,771
       Gross profit                           2,527          2,928           3,571          2,247         11,273
       Income (loss) from
         continuing operations                 (705)          (109)            313         (2,886)        (3,387)
       Provision for income taxes               -              -               -              -              -
       Net income (loss)                       (705)          (109)            313         (2,886)        (3,387)
       Net income (loss) per share:
         Basic                                (0.17)         (0.03)          (0.07)         (0.68)         (0.80)
         Diluted                              (0.17)         (0.03)          (0.07)         (0.68)         (0.80)

Year ended January 31, 1999:
       Net sales                           $  6,287       $  8,512        $  7,204       $  7,004      $  29,007
       Gross profit                           3,007          3,900           3,204          2,853         12,964
       Income (loss) from
         continuing operations               (1,972)        (2,605)           (582)         1,443         (3,716)
       Provision for income taxes                 -            -                 -              -              -
       Net income (loss)                     (1,972)        (2,605)           (582)         1,443         (3,716)
       Net income (loss) per share:
         Basic                                (0.47)         (0.61)          (0.14)          0.34          (0.88)
         Diluted                              (0.47)         (0.61)          (0.14)          0.34          (0.88)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENTRADA NETWORKS, INC.


By:         /s/ Gilbert G. Goldbeck                       Date:  May 4, 2001
      --------------------------------------
       Gilbert G. Goldbeck
       Vice President Finance and Operations
       Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

By:          /s/ Kanwar J.S. Chadha                       Date:  May 4, 2001
      --------------------------------------
       Kanwar J.S. Chadha
       President, Director,
       Chief Executive Officer

By:          /s/ Leonard Hecht                            Date:  May 4, 2001
      --------------------------------------
       Leonard Hecht
       Director, Chairman

By:          /s/ Rohit Phansalkar                         Date:  May 4, 2001
      --------------------------------------
       Rohit Phansalkar
       Director

By:          /s/ Davinder Sethi                           Date:  May 4, 2001
      --------------------------------------
       Davinder Sethi
       Director

By:          /s/ Raymond Ngan                             Date:  May 4, 2001
      --------------------------------------
       Raymond Ngan
       Director


                                       31






                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ........................... 'TM'