Form 10-Q
period 2001-04-30
ENTRADA NETWORKS INC
filed 2001-06-01
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                             --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________


                                -----------------


                        Commission file number: 000-26952



                             ENTRADA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                    33-0676350
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


                10070 Mesa Rim Road, San Diego, California   92121
               (Address of principal executive office)    (Zip Code)
                                 (858) 623-3265
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ----

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

          Title                        Date               Outstanding
          -----                        ----               -----------
Common Stock, $.001 Par Value        May 29, 2001          10,992,634

                             Entrada Networks, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)


                                                                            April 30,      January 31,
                                                                              2001             2001
                                                                          --------------   -------------
                                                                           (unaudited)

ASSETS
Current assets:
      Cash                                                                   $ 5,080         $ 9,953
      Restricted cash                                                            300             300
      Accounts receivable, net of allowance for doubtful
           accounts of $367 and $400, respectively                               694           4,373
      Inventories, net of reserves of $2,757 and $3,340, respectively          4,664           4,636
      Prepaid expenses and other current assets                                  806             298
                                                                       --------------   -------------
           Total current assets                                               11,544          19,560

Property and equipment, net                                                    2,502           2,452
                                                                       --------------   -------------

           Total assets                                                     $ 14,046        $ 22,012
                                                                       ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term debt                                                       $  1,677        $  3,568
      Current maturities of long-term debt                                       211             394
      Accounts payable                                                         1,190           1,725
      Net liabilities of discontinued operations                               2,190           3,892
      Other current and accrued liabilities                                    1,956           2,166
                                                                       --------------   -------------
           Total current liabilities                                           7,224          11,745

Long-term debt and capital lease obligations                                      58             131
                                                                       --------------   -------------
           Total liabilities                                                   7,282          11,876

Stockholders' equity
      Common stock, $0.001 par value; 50,000 shares authorized,
           10,993 and 4,244 shares issued and outstanding
           at April 30, 2001 and January 31, 2001                                 11              11
      Additional paid-in capital                                              51,765          51,722
      Accumulated deficit                                                    (45,012)        (41,597)
                                                                       --------------   -------------
           Total stockholders' equity                                          6,764          10,136
                                                                       --------------   -------------

           Total liabilities and stockholders' equity                       $ 14,046        $ 22,012
                                                                       ==============   =============



          See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)



                                                                  Three months ended
                                                                        April 30,
                                                            -----------------------------
                                                                2001            2000
                                                            -------------   -------------
Net sales                                                        $ 1,321         $ 3,710

Cost of sales                                                      1,254           5,398
                                                            -------------   -------------
         Gross profit                                                 67          (1,688)

Operating expenses:
     Selling and marketing                                         1,191           1,034
     Engineering, research and development                         2,338           1,650
     General and administrative                                      878             530
     Other                                                           267           2,069
                                                            -------------   -------------
         Total operating expenses                                  4,674           5,283

Income (loss) from operations                                     (4,607)         (6,971)

Interest expense, net                                                (73)            (96)
                                                            -------------   -------------
         Income (loss) from continuing operations
         before income taxes                                      (4,680)         (7,067)

Provision for income taxes                                             -               -
                                                            -------------   -------------

         Net income (loss) from continuing operations             (4,680)         (7,067)

Net income from discontinued operations                            1,265               -
Loss on disposal of discontinued operations                            -               -
                                                            -------------   -------------

Net income (loss)                                               $ (3,415)       $ (7,067)
                                                            =============   =============

Net income (loss) per common share:

     Income (loss) from continuing operations:
         Basic                                                   $ (0.43)        $ (1.67)
                                                            =============   =============
         Diluted                                                 $ (0.43)        $ (1.67)
                                                            =============   =============

     Net income from discontinued operations:
         Basic                                                   $  0.12         $     -
                                                            =============   =============
         Diluted                                                 $  0.12         $     -
                                                            =============   =============

     Net income (loss):
         Basic                                                   $ (0.31)        $ (1.67)
                                                            =============   =============
         Diluted                                                 $ (0.31)        $ (1.67)
                                                            =============   =============

     Weighted average shares outstanding:
         Basic                                                    10,993           4,244
                                                            =============   =============
         Diluted                                                  10,993           4,244
                                                            =============   =============


          See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                                              Three months ended
                                                                                                    April 30,
                                                                                         ---------------------------
                                                                                              2001          2000
                                                                                         -------------  ------------
Cash flows from operating activities:
     Net loss from continuing operations                                                    $ (4,680)     $ (7,067)

     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
        Intangible asset valuation allowance                                                       -           435
        Depreciation and amortization                                                            273           482
        Accounts receivable and inventory reserves                                              (616)        4,296
        Changes in assets and liabilities:
           Accounts receivable                                                                 3,712          (151)
           Due from affiliates                                                                     -           326
           Inventories                                                                           555          (280)
           Other current assets                                                                 (508)          193
           Accounts payable                                                                     (535)       (1,595)
           Accrued expenses                                                                     (210)          760
           Other current liabilities                                                               -            76
                                                                                        -------------  ------------
               Net cash used in continuing operating activities                               (2,009)       (2,525)
               Net cash used in discontinued operations                                         (437)            -
                                                                                        -------------  ------------
               Net cash provided by (used in) operating activities                            (2,446)       (2,525)

Cash flows from investing activities:
     Purchase of property and equipment                                                         (323)          (51)
                                                                                        -------------  ------------
               Net cash used in investing activities                                            (323)          (51)

Cash flows from financing activities:
     Bank overdraft                                                                                -           176
     Proceeds from issuance of short-term debt, net of repayments                             (1,891)          (77)
     Repayment of capital lease obligations                                                     (256)          (49)
     Advances from former parent company, net of repayments                                        -         2,414
     Warrants issued in conjunction with credit facility                                          43             -
                                                                                        -------------  ------------
               Net cash provided by (used in) financing activities                            (2,104)        2,464
                                                                                        -------------  ------------

Net increase in cash and cash equivalents                                                     (4,873)         (112)

Cash and cash equivalents at beginning of year                                                 9,953           112
                                                                                        -------------  ------------

Cash and cash equivalents at end of period                                                  $  5,080      $      -
                                                                                        =============  ============


          See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------

We design, manufacture and market products that provide access to and enhance the performance of data and telecommunication networks, and are currently developing storage area networks ("SANs") transport technology which will enable inter-networking of isolated islands of SANs over wide area networks, metro area networks and local area networks via internet protocol and light. Our products are deployed by telecommunications network operators, application service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access transport within their networks. Our corporate headquarters and engineering facilities are located in San Diego, California. We perform assembly, system integration, quality control, final testing and configuration at our facility in Annapolis Junction, Maryland. In addition, we have various sales offices located in the United States. We pursue a strategy of outsourcing some of our products and components to third party contract manufacturers to enable us to react quickly to market demand and avoid significant capital investment required to establish and maintain full manufacturing facilities. Operations of our frame relay segment based in Irvine, California, are being discontinued. We market and sell our products and services directly to end users as well as through a broad array of channels including system integrators, worldwide distributors, value added resellers, original equipment manufacturers OEMs, telecommunication service providers and governmental agencies.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., (formerly Sync Research, Inc.) the Company, we, our or us, has prepared, without audit, the accompanying financial data as of April 30, 2001, and for the three months ended April 30, 2001 and 2000 in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed on May 4, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the loss on disposal of discontinued operations. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2001 and for the three months ended April 30, 2001, have been made. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the operating results for the full year.


Discontinued Operations

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


BALANCE SHEET DETAIL

         Inventories at April 30, 2001 and January 31, 2001 consist of:


                                                          April 30, 2001        January 31, 2001
                                                          --------------        ----------------

                  Raw material                                 $  4,515              $  5,659
                  Work in process                                 1,355                   672
                  Finished goods                                  1,551                 1,645
                                                                -------               -------
                                                                  7,421                 7,976
                  Less: Valuation reserve                        (2,757)               (3,340)
                                                                -------               -------
                                                               $  4,664              $  4,636
                                                                =======               =======


STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000,000 shares of Common Stock ($0.001 par value) 2,000,000 shares of Preferred Stock ($0.001 par value

         None of our preferred stock was outstanding during the three month periods ended April 30, 2001 and 2000.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------


EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the quarters ended April 30, 2001 and 2000.


                                                           Three Months Ended April 30,
                                                               2001             2000
                                                             --------         -------
         Net income (loss) available to common
           stockholders used in basic EPS                    $  (3,415)       $  (7,067)
                                                             =========        =========

         Average number of common shares
           used in basic EPS                                 10,992,634       4,244,155
                                                             ==========       =========


         We incurred a net loss from continuing operations for the quarters ended April 30, 2001 and 2000. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.


                                                           Three Months Ended April 30,
                                                              2001              2000
                                                            --------          --------
         Net loss available to common
           stockholders used in basic EPS                   $   (3,415)      $  (7,067)
                                                            ===========      =========

         Average number of common shares
           used in basic EPS                                10,992,634       4,244,155
         Effect of dilutive securities:
           Stock benefit plans                                   2,127              -
                                                            ----------       ---------
         Average number of common shares
           and dilutive potential common
           stock used in diluted EPS                        10,994,761       4,244,155
                                                            ==========       =========


         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. There were no options to purchase common shares or convertible preferred stock outstanding during the three months ended April 30, 2000. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 3,410,779 for the three months ended April 30, 2001.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------


COMMITMENTS

         On February 20, 2001, our credit arrangement with Coast Business Credit was fully replaced with a credit facility with Silicon Valley Bank. The Silicon Valley Bank credit facility has a maximum limit of $5.0 million, subject to a limitation equal to 75% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. We have accrued $43 of deferred interest in connection with these warrants. The deferred interest is being amortized as interest expense over the twelve month term of the credit arrangement. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment.


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits. One of our short-term investment accounts at a single institution accounted for approximately 43% of current assets at April 30, 2001.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at April 30, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

         Three customers each account for 57.6%, 21.1% and 16.5% of net receivables at April 30, 2001, which is within terms. At January 31, 2001, three customers each accounted for 37.0%, 12.6%, and 12.1% of net receivables.

         Customers accounting for more than 10% of net sales during the quarters ended April 30, 2001 and 2000:


                                         April 30, 2001       April 30, 2000
                                         --------------       --------------
              Customer W                     19.2%                  -
              Customer X                     13.8                   -
              Customer Y                      -                    21.0%
              Customer Z                      -                    12.2

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks, the former subsidiary of Sorrento Networks Corporation, a New Jersey corporation, for all periods presented. The periods presented include the operating results of the former Sync Research, Inc., beginning on September 1, 2000, as discontinued operations. Further reference should be made to our Form 10-K, filed May 4, 2001, containing our audited financial statements for the years ended January 31, 2000 and 2001.

Results of Operations/Comparison of the Three Months Ended April 30, 2001 and
2000

Net sales. Net sales were $1.3 million for the three months ended April 30, 2001, compared with $3.7 million for the three months ended April 30, 2000. The decrease in net sales in the three months ended April 30, 2001 resulted primarily from decreased sales of our legacy products to distributors of remote access and print server products. The decreased sales of our legacy products were not offset by increased sales to OEMs of fast Ethernet local area networking LAN adapter products due to the general economic slowdown being experienced by our major OEM customers.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit increased to $0.1 million for the quarter ended April 30, 2001, compared with a gross profit loss of $1.7 million for the comparable quarter last year. Our gross margin was 5.1% for the three months ended April 30, 2001. The gross profit loss for the three months ended April 30, 2000 was primarily due to a $2.7 million inventory valuation adjustment. Our gross margin, excluding the valuation adjustment, declined to 5.1% for the three months ended April 20, 2001, from 27.3% for the three months ended April 30, 2000. The decline in gross margins resulted primarily from the reduced revenues for the first quarter fiscal 2002.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses increased to $1.2 million, or 90.2% of net sales for the quarter ended April 30, 2001, from $1.0 million and 27.9% of net sales for the quarter ended April 30, 2000. The increase in selling and marketing costs reflects the recruitment of additional sales and marketing personnel, the expansion of our domestic and international distribution channels and the establishment of strategic relationships.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $2.3 million, or 177.0% of net sales, for the quarter ended April 30, 2001, compared with $1.7 million, or 44.5% of net sales, for the quarter ended April 30, 2000. The increase in research and development expenses was primarily due to increased new product development costs, partially offset by cost savings achieved through the consolidation of facilities. The Company expects research and development expenses to continue to increase as it attempts to enter the SAN market space.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased to $0.9 million, or 66.5% of net sales, for the quarter ended April 30, 2001 from $0.5 million, or 14.3% of net sales, for the quarter ended April 30, 2000. As a result of the merger and establishment of the Company as a publicly traded entity headquartered in San Diego, the Company has added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to the Company's general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for the three months ended April 30, 2001, were $0.3 million, consisting of severance costs associated with a reduction in staff associated with our legacy products. Other operating expenses for the three months ended April 30, 2000, were $2.1 million, consisting primarily of a $1.4 million valuation reserve recorded against distributor receivables and $0.5 million of costs associated with the closure of our Massachusetts facility.

Income taxes. There was no provision for income taxes for the three-month periods ended April 30, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. Net income from discontinued operations was $1.3 million for the first quarter ended April 30, 2001. This represents the operating results of the former Sync Research, Inc. frame relay business based in Irvine, California. On September 29, 2000, after completion of the merger on August 31, 2000, the Company entered into a plan to discontinue the operations of the frame relay business segment.


Liquidity and Capital Resources

The amounts included in our statement of cash flows for the first quarter fiscal 2002 are not comparable to our first quarter fiscal 2001 amounts due to the inclusion of the former Sync Research, Inc., for first quarter fiscal 2002. Readers should refer to Sync's quarterly report on Form 10-Q for information concerning Sync.

We financed our operations before the merger through a combination of debt and non-interest bearing advances from our former parent. At April 30, 2001, our working capital was $4.3 million and cash and cash equivalents was $5.1 million.

Cash flow used in operations was $2.4 million during the three months ended April 30, 2001 compared to $2.5 million for the three months ended April 30, 2000. The decrease in cash flows used in operations reflects a substantial increase in our net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances, partially offset by $0.4 million of cash used in discontinued operations. During the three months ended April 30, 2001, operating cash flow reflected decreases in net accounts receivable, partially offset by decreases in accounts payable and accrued expenses and increases in other current assets. During the same three months last year, our cash flow used in operations reflected increases in accounts receivable and inventory along with a decrease in accounts payable partially offset by an increase in accrued expenses.

Our investing activities consist primarily of purchases of property, plant and equipment. We purchased $0.3 million and $0.1 million in equipment during the three months ended April 30, 2001 and 2000, respectively.

Our financing activities during the three months ended April 30, 2001 used cash flows of $2.1 million, primarily in connection with a $1.9 million decrease in short-term debt. During the three months ended April 30, 2000 financing activities provided cash flows of $2.5 million which included $2.4 million of non-interest bearing advances from our former parent, net of repayments.

We have a line of credit totaling $5.0 million. Outstanding borrowings against this line of credit were $1.7 million at April 30, 2001. Our credit line is collateralized by accounts receivable, inventory and equipment.

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

Part II. Other Information

Item 5. Other Information

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company's current and future products, the performance and ultimate disposition of our discontinued business segment based in Irvine, California, the integration of operations as a result of the merger, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, the Company's ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in our Annual Report on Form 10-K, filed May 4, 2001.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

                  On April 26, 2001, the Company filed a report on Form 8-K describing the anticipated effect of a general economic slowdown on it financial results and operations, and the cost-cutting measures introduced by the Company in response.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ENTRADA NETWORKS, INC.


                        By:  /s/ Gilbert G. Goldbeck
                             --------------------------------------
                             Gilbert G. Goldbeck
                             Vice President, Finance and Operations
                             Principal Accounting Officer


                               Date: May 31, 2001