Form 10-Q
period 2001-07-31
ENTRADA NETWORKS INC
filed 2001-09-04
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

                  Title                         Date                 Outstanding
                  -----                         ----                 -----------
Common Stock, $.001 Par Value             August 30, 2001             10,992,634

                             Entrada Networks, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)



                                                                             July 31,      January 31,
                                                                               2001            2001
                                                                            ----------     -----------
                                                                           (unaudited)
ASSETS
Current assets:
      Cash                                                                   $ 1,522        $  9,953
      Restricted cash                                                            300             300
      Accounts receivable, net of allowance for doubtful
           accounts of $396 and $400, respectively                             1,440           4,373
      Inventories, net of reserves of $2,755 and $3,340, respectively          3,794           4,636
      Prepaid expenses and other current assets                                  362             298
                                                                             -------        --------
           Total current assets                                                7,418          19,560
Property and equipment, net                                                    2,284           2,452
                                                                             -------        --------
           Total assets                                                      $ 9,702        $ 22,012
                                                                             =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term debt                                                        $ 1,700        $  3,568
      Current maturities of long-term debt                                       189             394
      Accounts payable                                                           917           1,725
      Net liabilities of discontinued operations                               1,299           3,892
      Other current and accrued liabilities                                    1,621           2,166
                                                                             -------        --------
           Total current liabilities                                           5,726          11,745
Long-term debt and capital lease obligations                                      37             131
                                                                             -------        --------
           Total liabilities                                                   5,763          11,876

Stockholders' equity
      Common stock, $0.001 par value; 50,000 shares authorized,
           10,993 and 4,244 shares issued and outstanding
           at July 31, 2001 and January 31, 2001                                  11              11
      Additional paid-in capital                                              51,765          51,722
      Accumulated deficit                                                    (47,837)        (41,597)
                                                                             -------        --------
           Total stockholders' equity                                          3,939          10,136
                                                                             -------        --------

           Total liabilities and stockholders' equity                        $ 9,702        $ 22,012
                                                                             =======        ========

          See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)


                                                              Three months ended              Six months ended
                                                                    July 31,                       July 31,
                                                           ------------------------     --------------------------
                                                               2001         2000             2001          2000
                                                           ----------   -----------     ------------  ------------
Net sales                                                    $ 2,164       $ 6,041          $ 3,485       $ 9,751

Cost of sales                                                  1,568         3,696            2,822         9,093
                                                             -------       -------          -------       -------
         Gross profit                                            596         2,345              663           658

Operating expenses:
     Selling and marketing                                     1,157         1,318            2,348         2,352
     Engineering, research and development                     2,017         1,108            4,355         2,758
     General and administrative                                  822           541            1,701         1,052
     Other                                                       292             -              559         2,088
                                                             -------       -------          -------       -------
         Total operating expenses                              4,288         2,967            8,963         8,250

Income (loss) from operations                                 (3,692)         (622)          (8,300)       (7,592)

Interest expense, net                                            (42)         (129)            (114)         (225)
                                                             -------       -------          -------       -------
         Income (loss) from continuing operations
         before income taxes                                  (3,734)         (751)          (8,414)       (7,817)

Provision for income taxes                                         -             -                -             -
                                                             -------       -------          -------       -------

         Net income (loss) from continuing operations         (3,734)         (751)          (8,414)       (7,817)

Net income from discontinued operations                          909             -            2,174             -
Loss on disposal of discontinued operations                        -             -                -             -
                                                             -------       -------          -------       -------
Net income (loss)                                            $(2,825)      $  (751)         $(6,240)      $(7,817)
                                                             =======       =======          =======       =======

Net income (loss) per common share:

     Income (loss) from continuing operations:
         Basic                                               $ (0.34)      $ (0.18)         $ (0.77)      $ (1.84)
                                                             =======       =======          =======       =======
         Diluted                                             $ (0.34)      $ (0.18)         $ (0.77)      $ (1.84)
                                                             =======       =======          =======       =======

     Net income from discontinued operations:
         Basic                                               $  0.08       $     -          $  0.20       $     -
                                                             =======       =======          =======       =======
         Diluted                                             $  0.08       $     -          $  0.20       $     -
                                                             =======       =======          =======       =======

     Net income (loss):
         Basic                                               $ (0.26)      $ (0.18)         $ (0.57)      $ (1.84)
                                                             =======       =======          =======       =======
         Diluted                                             $ (0.26)      $ (0.18)         $ (0.57)      $ (1.84)
                                                             =======       =======          =======       =======

     Weighted average shares outstanding:
         Basic                                                10,993         4,244           10,993         4,244
                                                             =======       =======          =======       =======
         Diluted                                              10,993         4,244           10,993         4,244
                                                             =======       =======          =======       =======



          See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)


                                                                                              Six months ended
                                                                                                   July 31,
                                                                                          ---------------------------
                                                                                               2001          2000
                                                                                          -------------  ------------
Cash flows from operating activities:
     Net loss from continuing operations                                                    $ (8,414)     $ (7,817)

     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
        Intangible asset valuation allowance                                                       -             -
        Depreciation and amortization                                                            579         1,316
        Accounts receivable and inventory reserves                                                45         4,318
        Changes in assets and liabilities:
           Accounts receivable                                                                 2,887        (1,203)
           Due from affiliates                                                                     -           596
           Inventories                                                                           843          (790)
           Other current assets                                                                  (65)          335
           Accounts payable                                                                     (808)       (1,946)
           Accrued expenses                                                                     (545)          (96)
           Other current liabilities                                                               -             -
                                                                                             --------      --------
               Net cash used in continuing operating activities                               (5,478)       (5,287)
               Net cash used in discontinued operations                                         (418)            -
                                                                                             --------      --------
               Net cash provided by (used in) operating activities                            (5,896)       (5,287)

Cash flows from investing activities:
     Purchase of property and equipment                                                         (411)         (184)
                                                                                             --------      --------
               Net cash used in investing activities                                            (411)         (184)

Cash flows from financing activities:
     Bank overdraft                                                                                -             -
     Proceeds from issuance of short-term debt, net of repayments                             (1,868)        1,099
     Repayment of capital lease obligations                                                     (299)          (51)
     Advances from former parent company, net of repayments                                        -         4,317
     Warrants issued in conjunction with credit facility                                          43             -
                                                                                            --------      --------
               Net cash provided by (used in) financing activities                            (2,124)        5,365
                                                                                            --------      --------

Net increase in cash and cash equivalents                                                     (8,431)         (106)

Cash and cash equivalents at beginning of year                                                 9,953           112
                                                                                            --------      --------

Cash and cash equivalents at end of period                                                  $  1,522      $      6
                                                                                            ========      ========

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data as of July 31, 2001, and for the three and six months ended July 31, 2001 and 2000 in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed on May 4, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the loss on disposal of discontinued operations. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2001 and for the three and six months ended July 31, 2001, have been made. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

Discontinued Operations

         The accompanying financial statements reflect the operations and financial position of the frame relay business segment as a discontinued business segment for all periods reported in conformity with generally accepted accounting principles.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company does not believe the adoption of SFAS 141 will have a material effect, if any, on our financial position of results of operations.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company does not believe the adoption of SFAS 142 will have a material effect, if any, on our financial position of results of operations.

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

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

BALANCE SHEET DETAIL

         Inventories at July 31, 2001 and January 31, 2001 consist of:

                                                            July 31, 2001       January 31, 2001
                                                            -------------       ----------------
                  Raw material                                  $ 4,248               $ 5,659
                  Work in process                                 1,096                   672
                  Finished goods                                  1,205                 1,645
                                                                -------               -------
                                                                  6,549                 7,976
                  Less: Valuation reserve                        (2,755)               (3,340)
                                                                -------               -------
                                                                $ 3,794               $ 4,636
                                                                =======               =======


STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
             50,000,000 shares of Common Stock ($0.001 par value)
             2,000,000 shares of Preferred Stock ($0.001 par value)

         None of our preferred stock was outstanding during the six months ended July 31, 2001. All shares of our preferred stock, Series A, were automatically converted into 700,000 shares of our common stock in connection with our merger on August 31, 2000.


EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three and six month periods ended July 31, 2001 and 2000.

                                                 Three Months Ended July 31,        Six Months Ended July 31,
                                                    2001             2000             2001             2000
                                                  --------         -------          --------         -------
       Net income (loss) available to common
         stockholders used in basic EPS           $  (2,825)     $   (751)         $   (6,240)     $  (7,817)
                                                  ==========     =========         ===========     =========

       Average number of common shares
           used in basic EPS                      10,992,634     4,244,155         10,992,634      4,244,155
                                                  ==========     =========         ==========      =========

         We incurred a net loss from continuing operations for the three and six month periods ended July 31, 2001 and 2000. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                 Three Months Ended July 31,        Six Months Ended July 31,
                                                  2001               2000             2001             2000
                                                --------           -------          --------         -------
       Net loss available to common
         stockholders used in basic EPS          $ (2,825)        $  (751)          $ (6,240)       $(7,817)
                                                 =========        =======           ========        =======

       Average number of common shares
         used in basic EPS                      10,992,634      4,244,155         10,992,634      4,244,155
       Effect of dilutive securities:
         Stock benefit plans                         1,121              -             25,529              -
                                                ----------      ---------        -----------      ---------
       Average number of common shares
         and dilutive potential common
         stock used in diluted EPS              10,993,755      4,244,155         11,018,163      4,244,155
                                                ==========      =========         ==========      =========


         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. There were no options to purchase common shares or convertible preferred stock outstanding during the six months ended July 31, 2000. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 3,702,547 and 3,308,374 for the three and six months ended July 31, 2001, respectively.

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


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits. One of our short-term investment accounts at a single institution accounted for approximately 3% of current assets at July 31, 2001.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at July 31, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

ENTRADA NETWORKS, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

         Three customers each account for 67.7%, 23.6%, and 10.1% of net receivables at July 31, 2001, which is within terms. At January 31, 2001, three customers each accounted for 37.0%, 12.6%, and 12.1% of net receivables.

         Customers accounting for more than 10% of net sales during the quarters ended July 31, 2001 and 2000:

                                                        July 31, 2001         July 31, 2000
                                                        -------------         -------------
                             Customer W                     49.7%                  50.0%
                             Customer X                     13.3                    -
                             Customer Y                     11.7
                             Customer Z                      -                     13.3


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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has determined that its available cash resources will be insufficient to meet its anticipated working capital requirements for the next twelve months. These factors, along with the fact that the Company has suffered recurring operating losses, raise doubt about the Company's ability to continue as a going concern.

         The Company is continuing its efforts to secure working capital for operations. However, there can be no assurance that the Company will be able to secure additional capital, or that if such capital is available, whether the terms or conditions would be acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented. The periods presented include the operating results of the former Sync Research, Inc., beginning on September 1, 2000, as discontinued operations. Further reference should be made to our Form 10-K, filed May 4, 2001, containing our audited financial statements for the years ended January 31, 2000 and 2001.

Results of Operations/Comparison of the Three Months Ended July 31, 2001 and
2000

Net sales. Net sales were $2.2 million for the three months ended July 31, 2001, compared with $6.0 million for the three months ended July 31, 2000. The decrease in net sales in the three months ended July 31, 2001 resulted primarily from decreased sales to OEMs of fast Ethernet local area networking LAN adapter products due to the general economic slowdown being experienced by our major OEM customers.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit decreased to $0.6 million for the quarter ended July 31, 2001, compared with $2.3 million for the comparable quarter last year. Our gross margin declined to 27.5% for the three months ended July 31, 2001, from 38.8% for the three months ended July 31, 2000. The decline in gross margins resulted primarily from the reduced revenues for the second quarter fiscal 2002.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses decreased to $1.2 million, or 53.5% of net sales for the quarter ended July 31, 2001, from $1.3 million and 21.8% of net sales for the quarter ended July 31, 2000. The decrease in selling and marketing costs reflects the expense reduction measures undertaken in the six months ended July 31, 2001.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $2.0 million, or 93.2% of net sales, for the quarter ended July 31, 2001, compared with $1.1 million, or 18.3% of net sales, for the quarter ended July 31, 2000. The increase in research and development expenses was primarily due to increased new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased to $0.8 million, or 38.0% of net sales, for the quarter ended July 31, 2001 from $0.5 million, or 9.0% of net sales, for the quarter ended July 31, 2000. As a result of the merger and establishment of the Company as a publicly traded entity headquartered in San Diego, the Company has added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to the Company's general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for the three months ended July 31, 2001, were $0.3 million, consisting of severance costs associated with a reduction in staff associated primarily with our legacy products.

Income taxes. There was no provision for income taxes for the three-month periods ended July 31, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. Net income from discontinued operations was $0.9 million for the second quarter ended July 31, 2001. Net sales from discontinued operations were $1.9 million for the second quarter ended July 31, 2001.

This represents the operating results of the former Sync Research, Inc. frame relay business based in Irvine, California. On September 29, 2000, after completion of the merger on August 31, 2000, the Company entered into a plan to discontinue the operations of the frame relay business segment.

Results of Operations/Comparison of the Six Months Ended July 31, 2001 and 2000

Net sales. Net sales were $3.5 million for the six months ended July 31, 2001, compared with $9.8 million for the six months ended July 31, 2000. The decrease in net sales in the six months ended July 31, 2001 resulted primarily from decreased sales to OEMs of fast Ethernet local area networking LAN adapter products due to the general economic slowdown being experienced by our major OEM customers.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $0.7 million for each of the six month periods ended July 31, 2001 and 2000. Our gross margin was 19.0% for the six months ended July 31, 2001, compared with 6.7% for the six months ended July 31, 2000. The lower gross margin for the six months ended July 31, 2000 was primarily due to a $2.7 million inventory valuation adjustment. Our gross margin, excluding the valuation adjustment, declined to 19.0% for the six months ended July 31, 2001, from 34.3% for the six months ended July 31, 2000. The decline in gross margins resulted primarily from the reduced revenues for the first six months of fiscal 2002.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $2.3 million, or 67.4% of net sales for the six months ended July 31, 2001, from $2.4 million and 24.1% of net sales for the six months ended July 31, 2000. The decrease in selling and marketing costs reflects the expense reduction measures undertaken in the six months ended July 31, 2001, partially offset by increases in marketing costs.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $4.4 million, or 125.0% of net sales, for the six months ended July 31, 2001, compared with $2.8 million, or 28.3% of net sales, for the six months ended July 31, 2000. The increase in research and development expenses was primarily due to increased new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased to $1.7 million, or 48.8% of net sales, for the six months ended July 31, 2001 from $1.1 million, or 10.8% of net sales, for the six months ended July 31, 2000. As a result of the merger and establishment of the Company as a publicly traded entity headquartered in San Diego, the Company has added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to the Company's general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for the six months ended July 31, 2001, were $0.6 million, consisting of severance costs associated with a reduction in staff associated primarily with our legacy products. Other operating expenses for the six months ended July 31, 2000, were $2.1 million, consisting primarily of a $1.4 million valuation reserve recorded against distributor receivables and $0.5 million of costs associated with the closure of our Massachusetts facility.

Income taxes. There was no provision for income taxes for the six-month periods ended July 31, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. Net income from discontinued operations was $2.2 million for the six months ended July 31, 2001. Net sales from discontinued operations were $3.3 million for the six months ended July 31, 2001. This represents the operating results of the former Sync Research, Inc. frame relay business based in Irvine, California. On September 29, 2000, after completion of the merger on August 31, 2000, the Company entered into a plan to discontinue the operations of the frame relay business segment.


Liquidity and Capital Resources

The amounts included in our statement of cash flows for the first six months of fiscal 2002 are not comparable to our first six months of fiscal 2001 amounts due to the inclusion of the former Sync Research, Inc., for first six months fiscal 2002. Readers should refer to Sync's quarterly report on Form 10-Q for information concerning Sync.

We financed our operations before the merger through a combination of debt and non-interest bearing advances from our former parent. At July 31, 2001, our working capital was $1.7 million and cash and cash equivalents were $1.8 million, including $0.3 million of restricted cash.

Cash flow used in operations was $5.9 million during the six months ended July 31, 2001 compared with $5.3 million for the six months ended July 31, 2000. The increase in cash flows used in operations reflects a substantial increase in our net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances, in addition to $0.4 million of cash used in discontinued operations. During the six months ended July 31, 2001, operating cash flow reflected decreases in net accounts receivable and net inventories, partially offset by decreases in accounts payable and accrued expenses and increases in other current assets. During the same six months last year, our cash flow used in operations reflected increases in accounts receivable and inventory along with a decrease in accounts payable.

Our investing activities consist primarily of purchases of property, plant and equipment. We purchased $0.4 million and $0.2 million in equipment during the six months ended July 31, 2001 and 2000, respectively.

Our financing activities during the six months ended July 31, 2001 used cash flows of $2.1 million, primarily in connection with a $1.9 million decrease in short-term debt. During the six months ended July 31, 2000, financing activities provided cash flows of $5.4 million, which included $4.3 million of non-interest bearing advances from our former parent, net of repayments.

We have a line of credit totaling $5.0 million. Outstanding borrowings against this line of credit were $1.7 million at July 31, 2001. Our credit line is collateralized by accounts receivable, inventory and equipment.

We anticipate that our available cash resources will be insufficient to meet our presently anticipated working capital requirements to continue the development of the SAN product line for the next 12 months. The Company is currently pursuing possible strategic alternatives including external equity financing arrangements that, if successful, would enable the continuation of the development of SAN products. Nonetheless, our future capital requirements may vary materially from those now planned, including the need for additional working capital to accommodate planned growth, hiring and infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.


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


Part II. Other Information

Item 5. Other Information

Nasdaq Listing Qualifications

We have been informed by The Nasdaq National Market that we are not in compliance with Marketplace Rule 4450(a)(5) because our common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. We have been granted until October 22, 2001 to regain compliance with the Rule. Compliance will be determined by the Nasdaq Staff, but generally requires that the bid price of our common stock be at least $1.00 for a minimum of 10 consecutive trading days. If the Staff determines that we are not in compliance by October 22, 2001, we have the right to appeal the Staff's decision to a Nasdaq Listing Qualifications Panel. Failure to regain compliance would result in the delisting of our securities from the Nasdaq National Market. Delisting of our securities could have a material adverse effect on the price of our common stock and upon the ability of our stockholders to buy or sell our common stock.

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


Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

                    On July 16, 2001, the Company filed a report on Form 8-K describing the effect of a general economic slowdown on it financial results and operations, and the cost-cutting measures implemented by the Company in response.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENTRADA NETWORKS, INC.


                           By:  /s/ Gilbert G. Goldbeck
                                --------------------------------------
                                Gilbert G. Goldbeck
                                Vice President, Finance and Operations
                                 Chief Financial Officer
                                 Principal Accounting Officer


                                  Date: August 31, 2001