Form 10-Q
period 2001-10-31
ENTRADA NETWORKS INC
filed 2001-12-21
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2001

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                                _________________


                        Commission file number: 000-26952


                             ENTRADA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                         33-0676350
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                           Identification No.)


                       12 Morgan, Irvine, California                92618
                    (Address of principal executive office)       (Zip Code)
                                 (949) 588-2070
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ___    ___

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

           Title                            Date                    Outstanding
           -----                            ----                    -----------
Common Stock, $.001 Par Value           December 8, 2001             10,992,289

                             Entrada Networks, Inc.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)
      (Statements reclassified to reflect retention of Sync Research, Inc.)


                                                                        October 31,      January 31,
                                                                           2001              2001
                                                                       --------------   ---------------
                                                                        (unaudited)

ASSETS
Current assets:
      Cash                                                                  $     65          $  9,953
      Restricted cash                                                            300               300
      Accounts receivable, net of allowance for doubtful
           accounts of $759 and $400, respectively                             1,982             4,373
      Inventories, net of reserves of $5,295 and $3,340, respectively          4,169             4,636
      Prepaid expenses and other current assets                                  677               298
                                                                            --------          --------
           Total current assets                                                7,193            19,560

Property and equipment, net                                                    1,474             2,452

Other Assets                                                                     679                 -
                                                                            --------          --------

           Total assets                                                     $  9,346          $ 22,012
                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term debt                                                       $    548          $  3,568
      Current maturities of long-term debt                                       132               394
      Accounts payable                                                         2,567             1,725
      Net liabilities of discontinued operations                                   -             3,892
      Other current and accrued liabilities                                    3,090             2,166
                                                                            --------          --------
           Total current liabilities                                           6,337            11,745

Long-term debt and capital lease obligations                                      58               131
                                                                            --------          --------
           Total liabilities                                                   6,395            11,876

Stockholders' equity
      Common stock, $0.001 par value; 50,000 shares authorized, 10,992 and
           10,993 shares issued and outstanding
           at October 31, 2001 and January 31, 2001                               11                11
      Additional paid-in capital                                              51,765            51,722
      Accumulated deficit                                                    (48,825)          (41,597)
                                                                            --------          --------
           Total stockholders' equity                                          2,951            10,136
                                                                            --------          --------

           Total liabilities and stockholders' equity                       $  9,346          $ 22,012
                                                                            ========          ========


          See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)
      (Statements reclassified to reflect retention of Sync Research, Inc.)


                                                                Three months ended              Nine months ended
                                                                   October 31,                    October 31,
                                                             --------------------------     --------------------------
                                                                2001          2000             2001          2000
                                                             ------------  ------------     ------------  ------------

Net sales                                                        $ 3,078       $ 7,890          $ 9,863      $ 17,641

Cost of sales                                                      2,065         7,522            6,250        16,615
                                                                  ------     ---------         --------     ---------
         Gross profit                                              1,013           368            3,613         1,026

Operating expenses:
     Selling and marketing                                           671         1,426            3,173         3,778
     Engineering, research and development                         1,334         2,347            6,093         5,105
     General and administrative                                      934           893            2,989         1,945
     Other                                                         1,292         5,874            1,774         6,870
                                                                  ------     ---------         --------     ---------
         Total operating expenses                                  4,231        10,540           14,029        17,698

Loss from operations                                              (3,218)      (10,172)         (10,416)      (16,672)

Interest expense, net                                                (79)         (121)            (213)         (346)
                                                                  ------     ---------         --------     ---------
         Loss from continuing operations
         before income taxes                                      (3,297)      (10,293)         (10,629)      (17,018)

Provision for income taxes                                             -             -                -             -
                                                                  ------     ---------         --------     ---------

         Net loss from continuing operations                      (3,297)      (10,293)         (10,629)      (17,018)

Income (loss) on disposal of discontinued operations               2,309        (2,309)           3,401        (3,401)
                                                                  ------     ---------         --------     ---------

Net loss                                                          $ (988)    $ (12,602)        $ (7,228)    $ (20,419)
                                                                  ======     =========         ========     =========

Net loss per common share:

     Loss from continuing operations:
         Basic                                                   $ (0.30)      $ (1.17)         $ (0.97)      $ (2.95)
                                                                 =======     =========         ========     =========
         Diluted                                                 $ (0.30)      $ (1.17)         $ (0.97)      $ (2.95)
                                                                 =======     =========         ========     =========

     Net loss:
         Basic                                                   $ (0.09)      $ (1.43)         $ (0.66)      $ (3.54)
                                                                 =======     =========         ========     =========
         Diluted                                                 $ (0.09)      $ (1.43)         $ (0.66)      $ (3.54)
                                                                 =======     =========         ========     =========

     Weighted average shares outstanding:
         Basic                                                    10,992         8,789           10,992         5,770
                                                                 =======     =========         ========     =========
         Diluted                                                  10,992         8,789           10,992         5,770
                                                                 =======     =========         ========     =========

          See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Cash Flows
                            (unaudited, in thousands)
      (Statements reclassified to reflect retention of Sync Research, Inc.)


                                                                                            Nine months ended
                                                                                                31-Oct
                                                                                        ---------------------------
                                                                                            2001          2000
                                                                                        -------------  ------------

Cash flows from operating activities:
     Net loss                                                                               $ (7,228)    $ (10,009)

     Adjustments to reconcile net loss from operations to net cash used in operating activities:
        Depreciation and amortization                                                          2,399         2,319
        Accounts receivable and inventory reserves                                             2,695         4,794
        Changes in assets and liabilities:
           Accounts receivable                                                                 2,032          (625)
           Due from affiliates                                                                     -           753
           Inventories                                                                        (1,869)       (2,303)
           Other current assets                                                                 (411)          (27)
           Accounts payable                                                                      841        (1,655)
           Accrued expenses                                                                      925            80
                                                                                             --------     ---------
               Net cash used in operating activities                                            (616)       (6,673)
               Discontinued operations                                                        (3,892)        6,799
                                                                                             --------     ---------
               Net cash provided by (used in) operating activities                            (4,508)          126

Cash flows from investing activities:
     Purchase of property and equipment                                                       (2,069)       (1,136)

Cash flows from financing activities:
     Proceeds from issuance of long-term debt, net of repayments                                   -         1,482
     Proceeds (repayments) from issuance of short-term debt, net                              (3,281)          206
     Repayment of capital lease obligations                                                      (73)         (201)
     Advances from former parent company, net of repayments                                        -         3,700
     Proceeds from the sale of common stock                                                                  8,025
     Financing activities of discontinued operations                                                           151
     Warrants issued in conjunction with credit facility                                          43             -
                                                                                             --------      --------

               Net cash provided by (used in) financing activities                            (3,311)       13,363
                                                                                             --------      --------

Net increase (decrease) in cash and cash equivalents                                          (9,888)       12,353

Cash and cash equivalents at beginning of period                                              10,253           112
                                                                                             --------     ---------

Cash and cash equivalents at end of period                                                   $   365      $ 12,465
                                                                                             ========     =========

          See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------

We design, manufacture and market products that provide access to and enhance the performance of data and telecommunication networks, and were developing storage area networks ("SANs") transport technology in our wholly owned subsidiary Torrey Pines Networks which would have enabled inter-networking of isolated islands of SANs over wide area networks, metro area networks and local area networks via internet protocol and light before this development was suspended. Our products are deployed by telecommunications network operators, application service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access transport within their networks. Our corporate headquarters and engineering facilities are located in Irvine, California. We perform assembly, system integration, quality control, final testing and configuration at our facility in Irvine, California. In addition, we have various sales offices located in the United States. We pursue a strategy of outsourcing some of our products and components to third party contract manufacturers to enable us to react quickly to market demand and avoid significant capital investment required to establish and maintain full manufacturing facilities. Operations of our frame relay segment are based in Irvine, California. We market and sell our products and services directly to end users as well as through a broad array of channels including system integrators, worldwide distributors, value added resellers, original equipment manufacturers ("OEMs"), telecommunication service providers and governmental agencies.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data as of October 31, 2001, and for the three and nine months ended October 31, 2001 and 2000 in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed on May 4, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the loss on disposal of discontinued operations. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2001 and for the three and nine months ended October 31, 2001, have been made. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the operating results for the full year.

Retained Operations

         On September 29, 2000, the Company had entered into a plan to discontinue its frame relay business segment. On October 13, 2000, Entrada Networks' Board of Directors approved a plan for the Company to explore strategic and financial alternatives for its frame relay business for the purpose of enhancing shareholder value. The Company had planned to complete disposition of its frame relay business by September 30, 2001. Loss on disposal of discontinued operations of $10.4 million for the third quarter ended October 31, 2000 represents estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consisted of $4.3 million of goodwill recognized upon completion of the merger on August 31, 2000, $2.2 million for obsolescent inventory, $1.1 for vendor payables, $1.1 of severance costs, $0.7 million for lease termination and $1.0 for various other estimated costs for disposal of the business segment. For the purposes of comparable financial statements, the prior period income statements for three and nine months ended October 31, 2000 have reclassified the impaired inventory of $2.2 million to "cost of sales", and $5.9 and $4.9 million, respectively of the disposal to "other expenses" leaving $2.3 and $3.4, respectively, remaining as the loss from discontinued operations.

         On September 6, 2001, the Company announced that it is restructuring its business, creating three separate wholly owned subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as one of the three subsidiaries. Sync Research, Inc. will serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries.

         The accompanying financial statements reflect the operations and financial position of Sync Research the frame relay business segment as a retained business segment for all periods reported in conformity with generally accepted accounting principles. All historical consolidated financial statements have been reclassified according to EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained." In that regard, the net loss from discontinued operations of $426 thousand shown on the filed consolidated statements of operations for three and nine months ending October 31, 2000 has been reclassified into operating expense accounts for cost of sales, selling and marketing, engineering, and general and administrative. The net loss for the periods remains the same as filed.

         On October 31, 2001, Sync had net accounts receivables of 0.9 million, net inventory of $0.6 million, and prepaid expenses of $0.4 million offset by current liabilities of $2.1 million. The net increase in shareholder equity from the retention of Sync increased $2.3 million from July 31, 2001 and $3.4 million from January 31, 2001.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------


Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company does not believe the adoption of SFAS 141 will have a material effect, if any, on our financial position of results of operations.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company does not believe the adoption of SFAS 142 will have a material effect, if any, on our financial position of results of operations.

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------


BALANCE SHEET DETAIL

         Consolidated inventories at October 31, 2001 and January 31, 2001 consist of:


                                                            October 31, 2001    January 31, 2001
                                                            ----------------    ----------------

                  Raw material                                  $ 5,598               $ 5,659
                  Work in process                                   881                   672
                  Finished goods                                  2,985                 1,645
                                                                -------               -------
                                                                  9,464                 7,976
                  Less: Valuation reserve                        (5,295)               (3,340)
                                                                -------               -------
                                                                $ 4,169               $ 4,636
                                                                =======               =======


STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
            50,000,000 shares of Common Stock ($0.001 par value)
            2,000,000 shares of Preferred Stock ($0.001 par value)

         None of our preferred stock was outstanding during the nine months ended October 31, 2001


EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three and nine month periods ended October 31, 2001 and 2000.


                                                    Three Months Ended October 31,        Nine Months Ended October 31,
                                                      2001                  2000             2001               2000
                                                      ----                  ----             ----               ----

       Net loss available to common
         stockholders used in basic EPS           $      (988)           $ (12,602)        $   (7,228)          (20,419)
                                                   ==========            =========         ==========         =========

       Average number of common shares
           used in basic EPS                       10,992,289            8,789,000         10,992,289         5,770,000
                                                   ==========            =========         ==========         =========


         We incurred a net loss from continuing operations for the three and nine month periods ended October 31, 2001 and 2000. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------



                                         Three Months Ended October 31,   Nine Months Ended October 31,
                                               2001             2000          2001            2000
                                               ----             ----          ----            ----

       Net loss available to common
         stockholders used in basic EPS     $     (988)     $  (12,602)   $    (7,228)   $   (20,419)
                                            ==========       =========     ==========      =========

       Average number of common shares
         used in basic EPS                  10,992,289       8,789,000     10,992,289      5,770,000
       Effect of dilutive securities:
         Stock benefit plans                    13,886               -         22,443              -
                                            ==========       =========     ==========      =========
       Average number of common shares
         and dilutive potential common
         stock used in diluted EPS          11,005,175       8,789,000     11,014,732      5,770,000
                                            ==========       =========     ==========      =========


         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. There were no options to purchase common shares or convertible preferred stock outstanding during the nine months ended October 31, 2000. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 2,990,233 and 3,337,334 for the three and nine months ended October 31, 2001, respectively.

COMMITMENTS

         On February 20, 2001, our credit arrangement with Coast Business Credit was fully replaced with a credit facility with Silicon Valley Bank. The Silicon Valley Bank credit facility has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. We have accrued $54 of deferred interest in connection with these warrants. The deferred interest is being amortized as interest expense over the twelve month term of the credit arrangement. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment.


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits. None of our short-term investment accounts at a single institution exceeded F.D.I.C. limits at October 31, 2001.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at October 31, 2001. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

         Two customers each account for 52.7%, and 22.0 % of net receivables at October 31, 2001, which is within terms. At January 31, 2001, three customers each accounted for 37.0%, 12.6%, and 12.1% of net receivables.

         Customers accounting for more than 10% of net sales during the quarters ended October 31, 2001 and 2000:


                                                       October 31, 2001     October 31, 2000
                                                       ----------------     ----------------
                             Customer W                     57.1%                  50.8%
                             Customer X                     16.8                   21.1
                             Customer Y                     11.9                   -


SEGMENT INFORMATION

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------



         We have three operating business segments, Rixon Networks, Inc., Torrey Pines Networks, Inc. and Sync Research, Inc. Sync Research, Inc. which designs and manufactures computer networking products commonly known as frame relay products was discontinued in October, 2000 and the segment's results of operations were shown as "Loss from discontinued operations" in the Consolidated Statements of Operations. During this quarter, Sync Research Inc. was retained and is included in the three month and nine month Consolidated Statements of Operations and the October 31, 2001 Consolidated Balance Sheet. The October 31, 2000 quarter and nine month Consolidated Statements of Operations and the January 31, 2001 Consolidated Balance sheet follow the EITF 90-16 "Accounting for Discontinued Operations Subsequently Retained" guidelines for reclassifying operating results from discontinued operations to continuing operations in prior periods.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not purport to represent realizable or settlement values. However, the Company has determined that its available cash resources will be insufficient to meet its anticipated working capital requirements for the next twelve months. These factors, along with the fact that the Company has suffered recurring operating losses, raise substantial doubt about the Company's ability to continue as a going concern.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented. The periods presented include the operating results of Sync Research, Inc., beginning on September 1, 2000.
On September 29, 2000, the Company had entered into a plan to discontinue its frame relay business segment. On October 13, 2000, Entrada Networks' Board of Directors approved a plan for the Company to explore strategic and financial alternatives for its frame relay business for the purpose of enhancing shareholder value. The Company had planned to complete disposition of its frame relay business by September 30, 2001. Loss on disposal of discontinued operations of $2.3 and $3.4 million for the three and nine months ended October 31, 2000 represents estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consists of $2.2 million from inventory impairments included in Cost of Sales and $5.9 million and $4.8 million, respectively for the three and nine months ended October 31, 2000 for goodwill, vendor payables, severance costs, lease termination and various other estimated costs for disposal of the business segment.

On September 6, 2001, the Company announced that it is restructuring its business, creating three separate wholly owned subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit. The discontinued frame relay business was retained as Sync Research, Inc., as one of the three subsidiaries. Sync Research, Inc. will serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries.

Consolidated results are shown including Sync Research, Inc. as retained. Further reference should be made to our Form 10-K, filed May 4, 2001, containing our audited financial statements for the years ended January 31, 2000 and 2001.

Results of Operations/Comparison of the Three Months Ended October 31, 2001 and 2000

Net sales. Net sales were $3.1 million for the three months ended October 31, 2001, compared with $7.9 million for the three months ended October 31, 2000. The decrease in net sales in the three months ended October 31, 2001 resulted from decreased sales to customers of frame relay access devices and to OEMs of fast Ethernet local area networking LAN adapter products due to the general economic slowdown being experienced by our major OEM customers.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit increased to $1.0 million for the quarter ended October 31, 2001, compared with $0.4 million for the comparable quarter last year. The lower gross margin for the three months ended October 31, 2000 was primarily due to $2.2 million in inventory impairment loss from the disposal of Sync Research, Inc. reclassified as a cost of sale. Our gross margin increased to 32.9% for the three months ended October 31, 2001 for the same reason.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.7 million, or 21.8% of net sales for the quarter ended October 31, 2001, from $1.4 million and 18.1% of net sales for the quarter ended October 31, 2000. The decrease in selling and marketing costs reflects primarily the expense reduction measures undertaken in the six months ended October 31, 2001.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $1.3 million, or 43.3% of net sales, for the quarter ended October 31, 2001, compared with $2.3 million, or 29.7% of net sales, for the quarter ended October 31, 2000. The decrease in research and development expenses was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks (SAN) new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses remained constant at $0.9 million, or 30.3% of net sales, for the quarter ended October 31, 2001 and $0.9 million, or 11.3 % of net sales, for the quarter ended October 31, 2000.

Other operating expenses. Other operating expenses for the three months ended October 31, 2001, were $1.3 million, consisting primarily of severance costs associated with a reduction in staff associated with our products in Rixon Networks, Inc. and in Torrey Pines Networks. This is a decrease from the three months ended October 31, 2000 which included $5.9 million from the disposal of Sync Research, Inc.

Income taxes. There was no provision for income taxes for the three-month periods ended October 31, 2001 and 2000. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred taxable assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. On September 29, 2000, after completion of the merger on August 31, 2000, the Company had entered into a plan to discontinue the operations of the frame relay business segment and this business was subsequently reclassified as an operating unit in September 2001. For the three months ended October 31, 2001, Sync Research, Inc. net revenues were $1.2 million, cost of sales were $0.9 million, and operating expenses were $0.7 million with a net operation loss of $0.4 million and a net income of $1.9 million with a gain of $2.3 million from the retention.

Results of Operations/Comparison of the Nine Months Ended October 31, 2001 and 2000

Net sales. Net sales were $9.9 million for the nine months ended October 31, 2001, compared with $17.6 million for the nine months ended October 31, 2000. The decrease in net sales in the nine months ended October 31, 2001 resulted primarily from decreased sales to customers of frame relay access devices and to OEMs of fast Ethernet local area networking LAN adapter products due to the general economic slowdown being experienced by our major OEM customers.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $3.6 million and $1.0 million, respectively, for the nine months ended October 31, 2001 and 2000. Our gross margin was 36.6% for the nine months ended October 31, 2001, compared with 5.8% for the nine months ended October 31, 2000. The lower gross margin for the nine months ended October 31, 2000 was primarily due to $2.2 million inventory impairment loss from the disposal of Sync Research, Inc. reclassified as a cost of sale.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $3.2 million, or 32.2% of net sales for the nine months ended October 31, 2001, from $3.8 million and 21.4% of net sales for the nine months ended October 31, 2000. The decrease in selling and marketing costs reflects the expense reduction measures undertaken in the nine months ended October 31, 2001, partially offset by increases in marketing costs for Torrey Pines Networks SAN product development.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $6.1 million, or 61.8% of net sales, for the nine months ended October 31, 2001, compared with $5.1 million, or 28.9% of net sales, for the nine months ended October 31, 2000. The increase in research and development expenses was primarily due to increased new product development costs at Torrey Pines Networks.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased to $3.0 million, or 30.3% of net sales, for the nine months ended October 31, 2001 from $1.9 million, or 11.0% of net sales, for the nine months ended October 31, 2000. As a result of the merger and establishment of the Company as a publicly traded entity, the Company will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to the Company's general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for the nine months ended October 31, 2001, were $1.8 million, consisting of primarily severance costs associated with a reduction in staff associated with our products in Rixon Networks, Inc. and in Torrey Pines Networks partially offset by the retention of Sync Research, Inc. Other operating expenses for the nine months ended October 31, 2000, were $6.9 million, which includes $4.8 million relating to the disposal of Sync Research.

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

Discontinued operations. As of October 31, 2001, the former Sync Research, Inc. frame relay business based in Irvine, California was retained and included in the presentation of the financial statements. Both the three month and the nine month operating statements ending October 31, 2000 include 2 months of Sync Research, Inc., after completion of the merger on August 31, 2000. For the nine months ended October 31, 2001, Sync Research, Inc. net revenues were $4.5million, cost of sales were $2.3 million, and operating expenses were $1.5 million with a net operating income of $0.7 million and a net income of $2.8 million primarily from the retention. Due to the merger of Sync Research and Entrada Networks, Inc. there are no comparable comparisons with the prior reporting period.

Liquidity and Capital Resources

The amounts included in our statement of cash flows for the first nine months of fiscal 2002 are not comparable to our first nine months of fiscal 2001 amounts due to the inclusion of the former Sync Research, Inc., for first six months fiscal 2002. Readers should refer to Sync's quarterly report on Form 10-Q for information concerning Sync.

We financed our operations before the merger through a combination of debt and non-interest bearing advances from our former parent. At October 3, 2001, our working capital was $0.9 million and cash and cash equivalents were $0.4 million, including $0.3 million of restricted cash.

Cash flow used in operations was $0.6 million during the nine months ended October 31, 2001 compared with $6.7 million for the nine months ended October 31, 2000. The decrease in cash flows used in operations reflects a substantial increase in our net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances offset by the retention of Sync Research, Inc. During the nine months ended October 31, 2001, operating cash flow reflected decreases in net accounts receivable and net inventories increases in accounts payable and accrued expenses offset partially by increases in other current assets. During the same six months last year, our cash flow used in operations reflected increases in accounts receivable and inventory along with a decrease in accounts payable.

Our investing activities consist primarily of purchases of property, plant and equipment. We purchased $2.1 million and $1.1 million in equipment during the nine months ended October 31, 2001 and 2000, respectively.

Our financing activities during the nine months ended October 31, 2001 used cash flows of $3.3 million, primarily in connection with a $3.3 million decrease in short-term debt. During the nine months ended October 31, 2000, financing activities provided cash flows of $13.4 million, which included $3.7 million of non-interest bearing advances from our former parent, net of repayments.

We have a line of credit totaling $5.0 million. Outstanding borrowings against this line of credit were 0.7 million at October 31, 2001. Our credit line is collateralized by accounts receivable, inventory and equipment We anticipate that our available cash resources will be insufficient to meet our presently anticipated working capital requirements for the next 12 months. The Company is currently pursuing possible strategic alternatives including external equity financing arrangements. Nonetheless, our future capital requirements may vary materially from those now planned, including the need for additional working capital to accommodate planned consolidation of all facilities, severance costs associated with reductions in staff at Rixon Networks and Torrey Pines Networks, and other infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

On October 31, 2001, Sync had net accounts receivables of 0.9 million, net inventory of $0.6 million, and prepaid expenses of $0.4 million offset by current liabilities of $2.1 million. The net increase in shareholder equity from the retention of Sync increased $2.3 million from July 31, 2001 and $3.4 million from January 31, 2001.

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


Part II. Other Information

Item 5. Other Information

Nasdaq Listing Qualifications

We were informed by The Nasdaq National Market that we are not in compliance with Marketplace Rule 4450(a)(5) because our common stock failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days. We had been granted until October 22, 2001 to regain compliance with the Rule. Subsequent to this this rule was suspended till January 2, 2002. Compliance would have been determined by the Nasdaq Staff, but generally requires that the bid price of our common stock be at least $1.00 for a minimum of 10 consecutive trading days. On December 4, 2001 we received a Nasdaq Staff Determination indicating that the Company fails to comply with the minimum net tangible assets of $4 million or the minimum stockholders' equity requirements of $10 million for the continued listing set forth in Marketplace Rule 4200(a) (3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. The Company believes that it meets the requirements for continued listing on the SmallCap Market and has filed on December 7, 2001 an application with Nasdaq to transfer the listing of its securities from the Nasdaq National Market to the SmallCap Market. This application will stay the delisting order until a final determination is made. Failure to transfer the listing of our securities to the SmallCap Market would result in the delisting of our securities from the Nasdaq National Market. Delisting of our securities could have a material adverse effect on the price of our common stock and upon the ability of our stockholders to buy or sell our common stock.

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

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit 21 - Subsidiaries of the Registrant.

          (b) Reports on Form 8-K

On September 20, 2001 the Company filed an 8-K outlining its plan to reclassify Sync Research as an operating unit.

On October 23, 2001 the Company filed an 8-K announcing steps to improve its bottom line, stopping Silverline'TM' product development at Torrey Pines Networks and that Rixon Networks' Maryland operations will be relocated to Irvine, California.

On November 21, 2001 the Company filed an 8-K announcing the change of its principal executive office address to 12 Morgan, Irvine, CA 92618, the corporate phone number to (949) 588-2070 and the appointment of Dr. Davinder Sethi as Vice Chairman of its Board of Directors & the Company's Chief Financial Officer.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ENTRADA NETWORKS, INC.


                             By:  /s/ Davinder Sethi
                                ------------------
                                Davinder Sethi, Ph.D.
                                Chief Financial Officer
                                Principal Accounting Officer





                             Date: December 21, 2001

                           STATEMENT OF DIFFERENCES

  The trademark symbol shall be expressed as.............................'TM'