Form 10-K
period 2002-01-31
ENTRADA NETWORKS INC
filed 2002-05-01
CIK 1000695

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended JANUARY 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number: 000-26952

                             ENTRADA NETWORKS, INC.
               (Exact name of Registrant as specified in charter)

                    Delaware                                                   33-0676350
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification Number)

                    12 Morgan
               Irvine, California                                                92618
    (Address of principal executive offices)                                   (Zip Code)


                                 (949) 588-2070
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, Par Value $0.001                      Nasdaq
            Title of each class            Name of exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K._____

The Registrant's revenues for its most recent fiscal year were $13,262,649.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on March 28, 2002 was $2,001,558.

Number of shares outstanding of the Registrant's only class of common stock as of March 28, 2002 (the latest practicable date): 12,509,739.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                             TABLE OF CONTENTS

                                                   PART I
         Item 1.  Description of Business..........................................................     1
                      Understanding Our Market.....................................................     2
                      Entrada's Strategic Plan.....................................................     2
                      Markets for Entrada's Products...............................................     3
                      Storage Area Networking Market...............................................     3
                      Sales and Marketing..........................................................     3
                      Customers and Markets........................................................     3
                      Customer Service and Support.................................................     4
                      Engineering, Research and Development........................................     4
                      Manufacturing and Quality....................................................     4
                      Working Capital Practices....................................................     5
                      Forward-Looking Statements--Cautionary Statement.............................     5
                      Risk Factors.................................................................     6
                      Definitions..................................................................    13
         Item 2.  Properties   ....................................................................    15
         Item 3.  Legal Proceedings................................................................    15
         Item 4.  Submission of Matters to a Vote of Security Holders..............................    15

                                                  PART II
         Item 5.  Market for Company's Common Equity and Related Matters...........................    16
         Item 6.  Selected Financial Data..........................................................    17
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................    18
                      Results of Operations: Comparison of the Years Ended January 31, 2002 and 2001   19
                      Results of Operations: Comparison of the Years Ended January 31, 2001 and 2000   20
                      Liquidity and Capital Resources..............................................    22
                      Effects of Inflation and Currency Exchange Rates.............................    23
                      New Accounting Standards.....................................................    23
                      Critical Accounting Policies and Estimates...................................    23
                      Other Matters................................................................    24
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................    24
         Item 8.  Financial Statements and Supplementary Data......................................    24
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 24

                                                  PART III
         Item 10. Directors and Executive Officers of the Company..................................    25
         Item 11. Executive Compensation...........................................................    27
                      Compliance with Section 16(a) of the Exchange Act............................    28
         Item 12. Security Ownership of Certain Beneficial Owners and Management...................    29
         Item 13. Certain Relationships and Related Transactions...................................    30

                                                   PART IV
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    30

         SIGNATURES................................................................................    33


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

Item 1.  Description of Business

Entrada Networks, Inc., and its three wholly owned subsidiaries are in the business of developing and marketing products for the storage networking and network connectivity industries. Our Torrey Pines Networks ("Torrey Pines") subsidiary is in the design & development of storage area network ("SAN") transport switching products. Our Rixon Networks ("Rixon") subsidiary designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. And, our Sync Research ("Sync") subsidiary designs, manufactures and services frame relay products for some of the major financial institutions in the U.S. and abroad.

The Company is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We had acquired all the outstanding capital of Entrada Networks for 4.24 million of our common shares and issued an additional 2.43 million shares for cash of $8.0 million. Entrada Networks' obligation to its former parent of $25.5 million was contributed to our capital as part of the merger. As a result of the merger, the former parent of Entrada Networks held a majority interest in the combined entity, which was renamed Entrada Networks, Inc. from Sync Research, Inc. Accordingly, the merger was accounted for as a reverse merger, whereby Entrada Networks was deemed to have purchased Sync. However Sync remains the legal entity and Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical financial information of Entrada Networks prior to August 31, 2000. Subsequent to the merger, the former parent of Entrada Networks has disposed of 5,517,500 of its shares of our common stock including those it distributed to its shareholders and currently holds approximately 1,152,500 or 9.2% of our common shares outstanding.

Our principal business is the business formerly operated by Entrada Networks. In September 2000, our Board of Directors concluded that the operations of our frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business segment operated by Sync. On September 6, 2001, the Company announced its restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. continues to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of Entrada Networks.

Our financial statements reflect the retained financial position of the frame relay business segment. Prior financial periods have been reclassified to reflect the Sync retention. Unless otherwise specifically noted, this Annual Report refers to the Entrada business that includes our Rixon Networks, Sync Research, and Torrey Pines subsidiaries.

Understanding Our Market

(A glossary can be found beginning on page 13 for technical terms used throughout this document.)

Entrada's Strategic Plan

o Develop Storage over Light Transport Products. In calendar year 2002, Torrey Pines plans to develop and introduce, possibly in conjunction with other technology partners, a line of next generation storage transport products using wave division multiplexing ("WDM") technology that will extend, passively or intelligently as the problem may require, the distance of a SAN's fabric, gigabit Ethernet, enterprise system connection ("ESCON") or fibre connectivity ("FICON") to a mainframe computer.

o Continue Providing Network Connectivity Products. Rixon continues providing products including network interface, or "adapter," cards that allow computers, servers, load balancers and other devices to connect to a local area network ("LAN"). These network interface cards support both the widely employed fast Ethernet protocol and the emerging gigabit Ethernet protocol. Our products have already achieved acceptance among server and other network products OEMs.


o Continue Providing Services to Business Critical Applications Needing Packetized Frame Relay Devices. Sync develops, manufactures, markets, supports and sells wide-area network ("WAN") access and management products and services designed to economically and reliably support business critical applications across carrier provided packetized transmission services, such as frame relay.

As data bandwidth requirements increase, telecommunications service providers, traditionally carriers, have implemented frame relay data services in an effort to develop new revenue sources and improve competitiveness. Frame relay, a low-latency, frame-switched WAN protocol, has experienced rapid growth due to its speed and economy, stability, its deployment flexibility, and its ability to combine incompatible "protocols," such as International Business Machines Corporation ("IBM") mainframe Systems Network Architecture ("SNA") and client/server Transmission Control Protocol/Internet Protocol ("TCP/IP"), onto a single telecommunications circuit. Frame relay represents a cost-effective and stable technology that provides a smooth migration to asynchronous transfer mode ("ATM") and other broadband services generally used in the backbone of many of these service providers.

Sync's strategy is to produce reliable and value-added network access devices and management software applications that are engineered to support mission-critical applications over frame relay and other digital services at a favorable cost of ownership. Sync's FrameNode-TM- line of frame relay access devices ("FRADs") and frame relay access routers converge business critical SNA, IP/IPX and voice/fax branch applications across frame relay. Sync's circuit management solutions consist of WAN probes and application software that improve the availability and performance of frame relay networks by providing extensive problem isolation and troubleshooting capabilities and proactive performance and service-level management. Sync's TyLink-Registered Trademark- line of digital transmission products including data service units and channel service units ("DSU/CSU") and Integrated Services Digital Network ("ISDN") termination products, are the basic elements that provide low cost connectivity to a digital WAN.

Today, many mainframe or similarly hosted data networks use expensive leased lines to connect remote sites to central computing facilities or data centers. Due to favorable carrier pricing and technical suitability, frame relay is a less expensive, more efficient, direct substitute for such traditional leased line connections and due to its maturity, is stable as compared to other technology based alternatives, including the internet or other IP based services.

Sync sells to resellers, distributors, OEM partners and a number of Regional Bell Operating Companies ("RBOCs") and Inter-exchange Carriers ("IXCs"). Current partners include, AT&T, MCI WorldCom ("MCI"), Electronic Data Systems, Geico and Diebold. Sync believes that its relationships provide sufficient alternative channels of fulfillment to serve the needs of middle and upper market customers. Also, Sync utilizes a distribution and value-added reseller ("VAR") channel as a primary distribution channels for its digital transmission products.

Markets for Entrada's Products

Our products address the growing connectivity needs for networked high bandwidth data communications. The networking industry has experienced dramatic growth since the early 1990's as corporations discovered increasing value in connecting desktop devices through local area networks. The emergence of the Internet as a cost-efficient data transport medium accelerated this movement and moved the revenue opportunity beyond the LAN to the MAN and WAN environments. Our products address the demand for connectivity solutions in the traditional data networking markets plus the emerging market for storage area networking. There can be no assurance that any of the projections cited in the following discussion regarding the growth of traditional data networking markets or of the storage area networking market will prove accurate.

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

While storage area networks are not new, we believe that trends already under way will move them into the mainstream of distributed networking and that they may likely become the standard way of accessing stored information. A report by Dataquest, an IT market research and consulting firm, projects revenue of the networking equipment used to build storage area networks to reach $5.4 billion by 2003, representing a cumulative annual growth rate of 87%. In addition, the Gartner Group, a market research & consulting firm, forecasts that 80% of the world's storage will be connected to a SAN by 2004.

Sales and Marketing

Rixon's current sales and marketing activities are concentrated on increasing market and account penetration for the existing fast and gigabit Ethernet network connectivity product lines whose customers are primarily OEM server, computer and peripheral vendors while Torrey Pines' is concentrating on gaining customer acceptance of the Silverline'TM'-CWDM product by large OEMs. Sync's sales and marketing strategy focuses on developing relationships with end-user middle market enterprises through its existing customer base and promote Sync's products and drive demand for its products and services. The primary roles of Sync's sales efforts are (i) to assist end user customers in addressing complex network problems; (ii) to differentiate the features and capabilities of Sync's products from competitive offerings; and (iii) provide support to channel partners.

Our sales and marketing organization for the three subsidiaries at January 31, 2002 consisted of eight (8) individuals, including managers, sales representatives, and support personnel. The current channel mix is approximately 43% OEM, 7% indirect, and 50% other. We support our customers by providing product training, regular mailing of promotional and technical material, telephone and other technical support. Our marketing staff also engages in a number of marketing communication activities including public relations, advertising, trade shows, seminars and internet/electronic marketing.

Customers and Markets

Rixon's sales and marketing strategy is focused on communicating key benefits of our server class fast & gigabit Ethernet adapter cards to our OEM customer base and the end-user market that the OEMs service.

Torrey Pines' sales and marketing strategy is focused on communicating key benefits of SAN transport to both our OEM customer base and the end-user market that the OEMs service. In summary, we are sending the message that

SAN transport will efficiently protect more data than IT Managers can with isolated SAN islands, easily and efficiently deploy more corporate information, anywhere in the company, leverage the company's investment in an existing IP network infrastructure, and utilize existing bandwidth for "cost-free" backup. If an existing IP network is idle during off-hours (e. g., midnight to 6 am), bandwidth and infrastructure can be used for free. Our Silverline'TM' products when developed will even help leverage underutilized IP network capacity and lower total cost of ownership with a high performance to price ratio.

Sync follows a sales strategy relying primarily on leveraging resellers, distributors, and a number of Service Providers as delivery channels for its products, including several partners serving the international market. Sync utilizes a distribution and value-added reseller ("VAR") channel as its primary distribution channel for the digital transmission products. Sync has from time to time entered into OEM relationships with selected internetworking companies and will continue to develop such relationships as appropriate.

For fiscal 2002, two customers accounted for 19.6% and 11.3% of our net revenues.

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

Engineering, Research and Development

As of January 31, 2002, there were eight (8) employees working in our engineering, research and development area. Our research and development expenditures were $6.5 million for the fiscal year ended January 31, 2002.

Our efforts are targeted to achieve technological advances that will allow us to introduce innovative products to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. Our team works closely with our systems engineering staff, performing continuous evaluations of customer needs, emerging trends and technical challenges in order to identify new market opportunities. We believe that our ability to introduce new products on a timely basis depends upon our ability to maintain advanced technology research programs while simultaneously focusing on their practical application to our customers' strategic requirements.

Manufacturing and Quality

Our products are manufactured on an outsourced basis from various contract manufacturers. Final assembly, test and quality assurance are performed by us at our Irvine, California facility.

Our manufacturing strategy is to outsource all repetitive operations to top-tier, third party manufacturers. These manufacturers provide us with access to enhanced supply chain agreements, volume purchasing power, a lower cost labor base, and improved quality and process control. We concurrently undertake manufacturing engineering with development engineering to ensure that reliable, high yield and low cost manufacturing processes that meet our customers' manufacturing standards are designed into our products from inception. We perform final integration and testing at our Irvine, California facility.

We actively manage our components supply chain. Network connectivity and frame relay product assemblies consist of approximately 500 individual part types, and all of these parts have been qualified to current, purchasing customers' standards. For approximately 90% of these parts we have qualified second or third sources in place.

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

As of January 31, 2002, there were eleven (11) employees working in our manufacturing, repair, test, shipping, receiving, purchasing, inventory control. Our expenditures were $1.9 million for the fiscal year ended January 31, 2002.

Working Capital Practices

We have historically maintained high levels of inventories to meet the output requirements of our customers and to ensure an uninterrupted flow of inputs from our suppliers. As of January 31, 2002, we had 204 days of inventory on hand.

We perform ongoing credit evaluations of each of our customers' financial condition and we extend unsecured credit related to the sales of various products. As of January 31, 2002, three customers accounted for 47.0%, 14.2% and 11.7% of net receivables. One customer accounted for 37% of net receivables at January 31, 2001. Days sales outstanding ("DSO") was at 53 days at January 31, 2002.

Forward-Looking Statements--Cautionary Statement

Certain statements in this Annual Report on Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements, including, but not limited to, Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-K. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, are not historical facts but rather reflect current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company's current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, the Company's ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in this form 10-K.

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

Risk Factors

In connection with the safe harbor contained in the Private Securities Reform Act of 1995 we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Any such statement is qualified by reference to the following cautionary statements:

o Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and SAN transport equipment is extremely competitive and we expect competition to intensify in the future. Our primary sources of competition include 3COM, Adaptec, Emulex, Intel Corporation, Interphase, SAN Valley, SAN Castle, CNT, Gadzoox Networks, Inc., Vixel, ADVA, ONI Systems Corporation, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources as well as greater name recognition and larger customer base than us. Our competitors may have more extensive customer relationships than us, including relationships with our potential customers. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenue.

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

o Our business will be seriously harmed if we are not able to develop and commercialize new or enhanced products. Our growth depends on our ability to successfully develop new or enhanced products. The development of new or enhanced products is a complex and uncertain process that requires the accurate anticipation of technological and market trends. Our next generation of network management products as well as our wavelength division multiplexing products are currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis or at all. We will need to complete each of the following steps to successfully commercialize these and any other new products: complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete any software validation, and demonstrate systems interoperability.

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


o We have incurred net losses over the last four years and may experience future losses. We have incurred losses from continuing operation during the years ended January 31, 2002, 2001, 2000 and 1999 of $10.7 million, $17.7 million, $3.4 million and $3.7 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. We believe we have sufficient credit lines and working capital to meet our planned level of operations in the future. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources. We cannot give any assurances that sufficient working capital, at terms acceptable to us, will be available when needed.

o Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers. Most of our potential customers evaluate our network connectivity and storage area products for integrated deployment in larger systems. There are a limited number of potential customers for our products. If we are not selected by a potential customer for particular system projects, our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling integrated solutions based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

o The time that our customers and potential customers require for testing and qualification before purchasing our networking products can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, even after deciding to purchase our products, our customers may take several years to deploy our products. The timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is influenced by a variety of factors beyond our control, including: our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

o Our products may have errors or defects that we find only after deployment, which could seriously harm our business. Our products can only be fully tested after deployment. Our customers may discover errors or defects in our products, and our products may not operate as expected. If we are unable to fix errors or other problems that may be identified, we could experience: loss of or delay in revenues and loss of market share, loss of customers, failure to attract new customers or achieve market acceptance, diversion of engineering resources, increased service and warranty costs, and legal actions by our customers. Any failure of our current or planned products to operate as expected could delay or prevent their adoption and seriously harm our business.

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

o If we fail to establish and successfully maintain strategic alliances, our business may be harmed. Strategic alliances are an important part of our effort to expand our revenue opportunities and technological capabilities. We cannot be certain that we will be able to enter strategic alliances on terms that are favorable to us. Our business may be harmed if we fail to establish and maintain strategic alliances.

o Our business may be seriously harmed if we are unable to establish successful relationships with distributors and systems integrators. We believe that our future success is dependent upon our ability to establish successful relationships with a variety of distributors and systems integrators. As we expand domestically and internationally, we will increasingly depend on distributors and systems integrators. If we are unable to establish and expand these relationships, we may not be able to increase market awareness or sales of our products, which may prevent us from achieving and maintaining profitability.

o Our emerging business for storage area networking products may be seriously harmed if the market for storage area networking products does not develop as we expect. Our planned product offerings are focused on the needs of providers that service storage area networks. The market for storage area networking products is new, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the storage area networking industry is subject to rapid technological change and newer technology or products developed by others could render our products non-competitive or obsolete. In developing our products, we have made, and will continue to make, assumptions about the networking standards that our customers and competitors may adopt. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would be significantly reduced and our business will be seriously harmed.

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

o If we are unable to hire or retain highly skilled personnel, we may not be able to operate our business successfully. Our future success depends upon the continued services of our key management, sales and marketing, and engineering personnel, many of whom have significant industry experience and relationships. Many of our personnel, in particular, Dr. Kanwar J.S. Chadha, our President and Chief Executive Officer and Dr. Davinder Sethi, our Chief Financial Officer would be difficult to replace. We do not have "key person" life insurance policies covering any of our personnel. The loss of the services of any of our key personnel could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, we will need to hire additional personnel for most areas of our business, including our sales and marketing and engineering operations. Competition for highly skilled personnel is intense in our industry, and we may not be able to attract and retain qualified personnel, which could seriously harm our business.

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

o The markets that our products address are governed by regulations and evolving industry standards. The market that we sell and deploy our products into is characterized as being highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customers and we are not aware of any standards based product modifications currently required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. We are a member of several standards committees, which enables us to participate in the development of standards for emerging technologies. However, as the standards evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction and acceptance of our products, which could materially and adversely affect our business, operating results and financial condition.

     In foreign countries, our products may be subject to a wide variety of governmental review and certification requirements. If we fail to conform our products to these regulatory requirements, we could lose revenue and our business could be seriously harmed. Additionally, any failure of our products to comply with relevant regulations could delay their introduction and require costly and time-consuming engineering changes.

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

o Our backlog at any point may not be a good indicator of expected revenues. Our backlog at the beginning of each quarter typically is not sufficient to achieve expected revenue for the quarter. To achieve our revenue objective, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically 30 days or more prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future, build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from us. These reductions, in turn, have and could cause fluctuations in our operating results and have had and could have an adverse effect on our business, financial condition and results of operations in periods in which the inventory is reduced.

     Our backlog on January 31, 2002 was approximately $1.9 million, compared with a backlog of $2.7 million at January 31, 2001. We include in our backlog only orders confirmed with a purchase order for products to be shipped within twelve months to customers with approved credit status.

o Seasonality. Our revenues are impacted by the buying patterns of our customers, including but not limited to cultural and religious holidays in Asia, Europe and the United States, and other factors. Our revenue have historically been weaker in the first half of a fiscal year and stronger in the second half.

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

o A substantial number of our common shares are eligible for future sale. No prediction can be made as to the effect, if any, that future sales of common stock that we may make, or the availability of common stock for future sales, will have on the market price of common stock prevailing from time to time. Sales of a substantial number of shares of common stock in the public market could adversely affect the market price for our common stock and reported earnings per share.

o Availability of raw materials. Many of our products require components that may not be readily available. These include microprocessors, custom integrated circuits and other electronic components. To minimize the risks of component or product shortages, we attempt to maintain multiple supply sources. However, there can be no assurance that such sources will be adequate to meet our needs.

o Patents, trademarks and licenses. We currently hold nine patents and have three patents pending for our Silverline'TM' product design. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, by maintaining certain technology as trade secrets and by other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged; that such intellectual property rights will provide competitive advantages to us; or that any of our future patent applications, if any, will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, or that our competitors will not duplicate our technology or "design around" the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

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

o Employees. As of January 31, 2002 we employed 35 full-time employees and independent contractors, including eight (8) in engineering, eleven (11) in manufacturing, test, repair and quality assurance, eight (8) in sales, sales support and marketing, seven (7) in administration, and one (1) executive. None of our employees are represented by a collective bargaining agreement, and the Company believes that relations with its employees are good.

o Fluctuations in revenue and operating results. The industries we operate in are subject to fluctuation. Our operating results may fluctuate as a result of a number of factors, including the timing of orders from, and shipments to, customers; the timing of new product introductions and the market acceptance of those products; increased competition; changes in manufacturing costs; availability of parts; changes in the mix of product sales; the rate of end-user adoption and carrier and private network deployment of our solutions; factors associated with international operations; and changes in world economic conditions.

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

"ISO" means International Standards Organization. Founded in 1946, ISO is an international organization composed of national standards bodies from over 75 countries. ISO has defined a number of important computer standards, the most significant of which is perhaps OSI (Open Systems Interconnection), a standardized architecture for designing networks.

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

"OC-1, OC-3, OC-12, OC-48, OC-192" means 51.85 Mbps, 155 Mbps, 622 Mbps, 2.5
Gbps and 10 Gbps transmission speeds for signals over fiber optic cables.

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

Item 2.           Properties.

We lease 69,000 square feet of office, manufacturing and distribution space as detailed below.

Our facilities under lease include:


Location                            Square Footage          Facility Type                    Expiration Date
--------                            --------------          -------------                    ---------------
Annapolis Junction, Maryland             35,000             Office/Labs/Manufacturing        October 31, 2004
Irvine, California                       23,000             Office/Labs/Manufacturing        August 14, 2004
Norton, Massachusetts                    11,000             Office/Manufacturing             July 31, 2002

We believe that our existing facilities are and will remain adequate for the foreseeable future. We have consolidated all of our operations at our Irvine, California facility. Our Norton, Massachusetts and Annapolis Junction, Maryland facilities are unoccupied. We are actively marketing our Maryland facility. We have been successful in concluding an early termination of our San Diego, California facility lease effective March 31, 2002 for a total consideration of $168,000.


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


Item 4.           Submission of Matters to a Vote of Security Holders

Entrada Networks, Inc., held its annual meeting on September 27, 2001 to vote upon the following matters:

         1. To elect five directors of the Company who will hold office for one-year terms ending at the Annual Meeting of Stockholders in 2002 or until their successors have been duly elected and qualified.


         2. To ratify the appointment of BDO Seidman, LLP as the firm of independent auditors for the year ending January 31, 2002.


The following table summarizes the results of the voting at the meeting:

                                                    Votes For      Votes Against      Abstentions
         1.   Director nominees:
                  Kanwar J.S. Chadha                 6,273,434         33,428             0

                  Leonard N. Hecht                   6,084,809        222,053             0

                  Rohit Phansalkar                   6,274,729         32,133             0

                  Davinder Sethi                     6,287,739         19,123             0

                  Raymond Ngan                       6,287,972         18,890             0


          2.  Auditor appointment                    6,291,211          9,920         5,731


PART II


Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

Our common stock has traded on Nasdaq National Markets under the symbol ESAN since the merger on August 31, 2000. On January 31, 2002 Nasdaq approved trading on the Nasdaq SmallCap Market. Prior to August 31, 2000 we traded under the ticker symbol SYNX.

The following table sets forth the high and low closing prices for our common stock as reported in the Nasdaq National Market for the periods indicated, and taking into account the 1-for-5 reverse split in June 1999.


         Fiscal 2000                                                              High              Low
         -----------                                                              ----              ---
         Quarter from February 1, 1999 to April 30, 1999                          $5.63            $2.34
         Quarter from May 1, 1999 to July 31, 1999                                $2.81            $1.88
         Quarter from August 1, 1999 to October 31, 1999                          $2.75            $1.94
         Quarter from November 1, 1999 to January 31, 2000                        $4.44            $2.38

         Fiscal 2001
         -----------                                                              ----              ---

         Quarter from February 1, 2000 to April 30, 2000                          $5.41            $1.75
         Quarter from May 1, 2000 to July 31, 2000                                $4.75            $2.53
         Quarter from August 1, 2000 to October 31, 2000                          $7.31            $2.75
         Quarter from November 1, 2000 to January 31, 2001                        $4.44            $1.56

         Fiscal 2002
         -----------                                                              ----              ---

         Quarter from February 1, 2001 to April 30, 2001                          $3.88            $0.75
         Quarter from May 1, 2001 to July 31, 2001                                $1.32            $0.20
         Quarter from August 1, 2001 to October 31, 2001                          $0.28            $0.09
         Quarter from November 1, 2001 to January 31, 2002                        $0.22            $0.09


On March 28, 2002, the closing sale price for our common stock was $0.16 per share. There is no assurance that a market in our common stock will continue. We have received notification from Nasdaq that we must meet the $1.00 bid price criteria by August 13, 2002. We are working to insure we meet this criteria by the date specified.

As of March 28, 2002 (the latest practicable date) there were 953 shareholders of record, including brokerage firms and nominees, of our common stock, and more than 12,100 beneficial shareholders.

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

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2002 and 2001, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for each of the two fiscal years ended January 31, 1999 and 1998, and the consolidated balance sheet data set forth below at January 31, 2000, 1999, and 1998 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our merger and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7. The historical financial information for fiscal 2001 has been restated to reflect the retention of Sync Research, Inc. as a subsidiary of Entrada Networks effective July 2001. The historical figures for Net Income (loss) did not change.

                                                               Fiscal Year Ended January 31,
                                                               -----------------------------
                                                   2002         2001          2000            1999        1998
                                                   ----         ----          ----            ----        ----
Statement of Operations Data:

Net revenue                                        $13,263      $25,657      $28,771      $29,007      $30,624
Net loss from continuing operations               $(10,650)    $(17,728)     $(3,387)     $(3,716)     $(6,954)

Net loss per share from continuing operations:
     Basic                                          $(0.97)      $(2.50)      $(0.80)      $(0.88)      $(1.64)
     Diluted                                        $(0.97)      $(2.50)      $(0.80)      $(0.88)      $(1.64)

Balance Sheet Data:
Cash and cash equivalents                           $  698      $ 9,953     $    112     $    198      $   246
Restricted cash                                        300          300           --           --           --
Working capital                                      1,426        7,815        4,209        1,066       (1,555)
Total assets                                         9,439       22,012       16,544       16,750       16,364
Total debt (including short-term debt)                 828        4,093        2,878        4,825        5,131
Stockholders' equity (deficit)                       3,237       10,136      (14,706)     (11,319)      (7,604)

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

The results of operations reflect our activities and our wholly owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our".

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated audited financial statements and related notes thereto.

The Company is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We acquired all the outstanding capital of Entrada Networks for 4.24 million of our common shares and issued an additional
2.43 million shares for cash of $8.0 million. Entrada Networks' obligation to its former parent of $25.5 million was contributed to our capital as part of the merger. As a result of the merger, the former parent of Entrada Networks held a majority interest in the combined entity, which was Entrada Networks, Inc. Accordingly, the merger was accounted for as a reverse merger, whereby Entrada Networks was deemed to have purchased Sync. However, Sync remains the legal entity and Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical financial information of Entrada Networks prior to August 31, 2000. Subsequent to the merger the former parent of Entrada Networks has disposed of 5,517,500 of its shares of our common stock including those it distributed to its shareholders and currently holds 1,152,500 shares, approximately 9.2% of our common shares outstanding.

Our principal business is the business formerly operated by Entrada Networks, and in September 2000, our Board of Directors concluded that the operations of our frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business segment operated by Sync. On September 6, 2001, the Company announced its restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks. Our financial statements reflect the operations and financial position of the frame relay business segment as a discontinued operation for some of the periods reported. Unless otherwise specifically noted, this Annual Report refers to the Entrada business and not to the former Sync business. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of this Annual Report on Form 10-K, as well as the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Results of Operations: Comparison of the Years Ended January 31, 2002 and January 31, 2001

With the reclassification of Sync Research, Inc. as an operating unit during the third quarter of fiscal 2002, the historical figures for twelve months ended January 31, 2001 of $(155,000) for the `Loss from Discontinued Operations' were reclassified to operating expenses in cost of sales, selling and marketing, engineering, and general and administrative. The loss on the twelve month historical figures consists of $2.8 million from inventory impairments included in Cost of Sales and $4.8 million twelve months ended January 31, 2001 for goodwill, vendor payables, severance costs, lease termination and various other estimated costs for disposal of the business segment. As a result of the decision to discontinue and retain Sync Research, Inc., there were no material commitments or contingencies. The historical figures for Net Income (loss) did not change.

Net revenue. Our consolidated net revenue from continuing operations was $13.3 million for fiscal 2002, compared with $25.7 million for fiscal 2001. The decrease in net revenue for fiscal 2002 resulted primarily from decreased revenue from OEMs of networking adapter products due to the significant market downturn in calendar year 2001 and to a lesser degree to distributors of remote access and print server products.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit increased to $5.5 million for the fiscal 2002 from $4.5 million for fiscal 2001. Our gross margin increased to 41.5% for the fiscal year ended January 31, 2002 from 17.7% for fiscal 2001. The increase in gross margins resulted primarily from the Company returning to normal margins. The Company's fiscal year 2001 margins were low due to inventory write down for obsolesce.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased to $3.4 million for fiscal 2002 from $5.2 million for fiscal 2001. The reduction in selling and marketing costs reflects personnel reductions resulting from the lower revenue and facility consolidations in fiscal 2002. As a percentage of revenue, selling and marketing expenses increased to 25.9% for fiscal 2002, from 20.4% for fiscal 2001. The increase in selling and marketing costs as a percentage of revenue is due to lower revenue for fiscal 2002 compared with the prior year.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and development expenses decreased to $6.5 million, or 49.0% of net revenue, for fiscal 2002, compared with $6.9 million, or 26.7% of net revenue, for fiscal 2001. The decrease in research and development expenses was primarily due to cost savings achieved through the consolidation of facilities towards the end of the fiscal year.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. General and administrative expenses were $4.0 million, or 30.4% of net revenue, for fiscal 2002, compared with $2.9 million, or 11.4% of net revenue, for fiscal 2001. The increase in general and administrative expenses is primarily due to costs incurred in fiscal 2002 relating to the establishment of our headquarters facility in San Diego, CA. These additional expenses were partially offset by cost savings from the consolidation of our facilities. As a result of the merger and establishment of our headquarters in San Diego, CA, we added a layer of senior management and incurred additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. Reductions late in the fiscal year with the consolidation in Irvine, CA of the San Diego, CA and Annapolis Junction, MD facilities will reduce our costs further in fiscal 2003.

Other operating expenses. Other operating expenses for fiscal 2002 include a $1.7 million reserve recorded against the staff and facility reductions. We reduced our staff by 107 through the closure of our Annapolis Junction, MD and San Diego, CA facilities and the reduction in our SAN marketing, sales, and research and development. This is a decrease from the fiscal 2001 other operating expense of $6.9 million which included expenses from the discontinued operation of Sync Research, Inc.

Income taxes. There was no provision for income taxes for fiscal years 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We had a change of ownership in fiscal year 2001 that will limit the amount of any net operating loss carry forward we may use in a particular year.

Discontinued operations. In September 2000, our Board of Directors had concluded that the operations of our frame relay business segment would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business segment operated by Sync. On September 6, 2001, the Company announced its restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks.

With the reclassification of Sync Research, Inc. as an operating unit during the third quarter of fiscal year ended January 31, 2002, the historical figures for twelve months ended January 31, 2001 of $(155,000) for the `Loss from Discontinued Operations' were reclassified to operating expenses in cost of sales, selling and marketing, engineering, and general and administrative. The loss on the twelve month historical figures consists of $2.8 million from inventory impairments included in Cost of Sales and $4.8 million twelve months ended January 31, 2001 for goodwill, vendor payables, severance costs, lease termination and various other estimated costs for disposal of the business segment. As a result of the decision to discontinue and retain Sync Research, Inc., there were no material commitments or contingencies. The historical figures for Net loss did not change.

Results of Operations: Comparison of the Years Ended January 31, 2001 and January 31, 2000

Net revenue. Our consolidated net revenue from continuing operations were $25.7 million for fiscal 2001, compared with $28.8 million for fiscal 2000. The decrease in net revenue for fiscal 2001 resulted primarily from decreased revenues from distributors of remote access and print server products, partially offset by increased revenue to OEMs of networking adapter products. The shift in revenue toward OEMs reflected our focus on expanding revenue to OEMs and the roll out of our new generation products.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit decreased to $4.5 million for the fiscal 2001 from $11.3 million for fiscal 2000. The gross profit would be 4.5 million for the fiscal 2001 excluding a $2.8 million valuation adjustment consisting of $0.6 million for print servers, $0.6 million for remote access servers and $1.6 million for other legacy products. Our gross margin, excluding the valuation adjustment, decreased to 28.6% for the fiscal year ended January 31, 2001 from 39.2% for fiscal 2000. The decline in gross margins resulted from increased revenue to OEM customers that have lower margins than revenue to distributors as well as transitions from legacy products in anticipation of the merger of Sync and Entrada Networks and the retention of Sync Research, Inc.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased to $5.2 million for fiscal 2001 from $5.6 million for fiscal 2000. The reduction in selling and marketing costs reflects personnel reductions resulting from the closure in May 2000 of our Massachusetts facility as well as personnel reductions in anticipation of the merger of Sync and Entrada Networks. As a percentage of revenue, selling and marketing expenses increased to 20.4% for fiscal 2001, from 19.6% for fiscal 2000. The increase in selling and marketing costs as a percentage of revenue is due to lower revenue for fiscal 2001 compared with the prior year.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and development expenses increased to $6.9 million, or 26.7% of net revenue, for fiscal 2001, compared with $6.2 million, or 21.6% of net revenue, for fiscal 2000. The increase in research and development expenses was primarily due to increased new product development costs, partially offset by cost savings achieved through the consolidation of facilities. We expect research and development expenses to continue to increase as we enter the SAN market space. In addition, due to changing market conditions, we wrote off capitalized software development costs to research and development expenses of $1.0 million and $1.8 million during fiscal years 2001 and 2000, respectively. Exclusive of the valuation allowance, engineering research and development expenses were 22.8% and 15.4% of net revenue in fiscal years 2001 and 2000, respectively.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and allocable occupancy costs. General and administrative expenses were $2.9 million, or 11.4% of net revenue, for fiscal 2001, compared with $2.2 million, or 7.6% of net revenue, for fiscal 2000. The increase in general and administrative expenses is primarily due to costs incurred in fiscal 2001 relating to the establishment of our headquarters facility in San Diego. These additional expenses were partially offset by cost savings from the consolidation of our facilities as well as the elimination of 37,000 square feet of unused space leased at our Annapolis Junction, Maryland facility. As a result of the merger and establishment of our headquarters in San Diego, we have added a layer of senior management and will incur additional costs associated with operating as a public company, including the costs of proxies, mailing, annual reports and stockholders' meetings. These costs are incremental to our general and administrative costs and will continue indefinitely.

Other operating expenses. Other operating expenses for fiscal 2001 include a $1.4 million valuation reserve recorded against distributor receivables and $0.5 million of costs associated with the closure of our Massachusetts facility in May 2000 and also a $4.3 goodwill impairment recorded during the year. We reduced our staff by 39 through the closure of our Massachusetts facility and other personnel reductions associated with a shift in our business focus to OEM revenue as well as in anticipation of our merger with Sync.

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

Loss on disposal of discontinued operations of $10.4 million for fiscal 2001 represents estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consists $1.1 for vendor payables, $1.1 of severance costs, $0.7 million for lease termination and $0.5 for various other estimated costs for disposal of the business segment.

Liquidity and Capital Resources

The amounts included in our statement of cash flows for fiscal 2002 are not comparable to our fiscal 2001 amounts due to the inclusion of the former Sync Research, Inc. for less than a full year. However, the adjustment to reconcile net loss to net cash used in operating activities and the changes in Assets and Liabilities reflect the retention of Sync Research as an operating subsidiary.

We financed our operations before the merger through a combination of debt and non-interest bearing advances from our former parent. At January 31, 2001, our working capital was $7.8 million and cash and cash equivalents were $10.0 million. At January 31, 2002, our working capital was $1.4 million and cash and cash equivalents were $1.0 million.

Cash flow used in operations was $4.2 million during the fiscal year ended January 31, 2002 compared with cash flow used by operations of $8.7 million for the fiscal year ended January 31, 2001. Cash flow used in operations in fiscal 2002 reflects $7.2 million of net loss from operations including adjustment for non-cash expenses including depreciation, amortization, and reserves, plus a $0.7 million decrease in accounts payable, a $1.6 million increase in gross inventories, and a $2.6 million decrease in accrued expenses. During fiscal 2001, our cash flow used by operations reflected $21.1 million of net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances, plus a $2.2 million decrease in accounts payable, partially offset by a $0.3 million decrease in gross inventories, increase in accrued expenses of $1.2 million and a decrease of other current Liabilities of $1.9 million.

Our investing activities consist primarily of purchases of property, plant and equipment and software development costs. We purchased $2.0 million and $1.6 million in equipment during the fiscal years ended January 31, 2002 and 2001, respectively. During fiscal 2001 we acquired $7.6 million of cash belonging to Sync Research. We do not expect our investments in property and equipment will increase.

Our financing activities during the fiscal year ended January 31, 2002 included repayments on our bank loan of $2.9 million and the addition of a $250,000 senior convertible debenture with attached warrants. In connection with the conversion feature of the note and the warrants, the note was discounted by $229,000 and paid in capital increased by $229,000. Monthly interest on this conversion feature will be approximately $9,000 per month for 2 years. In addition, board of director's fees due and one additional accounts payable account totaling $80,000 were paid in stock. During the fiscal year ended January 31, 2001 provided cash flows of $12.5 million, primarily in connection with the merger. As part of the Sync and Entrada Networks merger, we received $8.0 million in cash in exchange for common stock. Additional sources of net cash provided by financing activities were $1.3 million in net proceeds from short-term borrowings from our credit facilities and $3.7 million of non-interest bearing advances from our former parent, net of repayments.

Our Silicon Valley Bank credit facility has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. We have accrued $54,000 of deferred interest in connection with these warrants. The deferred interest is being amortized as interest expense over the twelve month term of the credit arrangement in fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility expired on February 20, 2002, and on March 31, 2002, it was extended until April 30, 2002. There is no guarantee that the bank will continue its line of credit with us. We continue to negotiate with the bank.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2003. We are always pursuing external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Effects of Inflation and Currency Exchange Rates

We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our revenue or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

All of our revenue and expenses are currently denominated in U.S. dollars and to date our business has not been affected by currency fluctuations. In the future, however, we could conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in revenue in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated revenue or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accourdance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  o Inventory is evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value and charged to operations in the period in which the facts that give rise to the adjustments become known.

  o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

On February 14, 2002 we received a letter from The NASDAQ advising us to bring our stock prices to $1.00 per share by August 13, 2002.

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

All of our revenues and expenses have been denominated in U.S. dollars and to date our business has not been affected by currency fluctuations. In the future, however, we could conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in revenue in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated revenue or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations. We attempt to minimize our currency exposure risks through working capital management and do not hedge our exposure to translation gains and losses related to foreign currency exposures.

We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Investments held for other than trading purposes do not impose a material market risk.

We believe that the relatively moderate rate of inflation in the United States over the past few years and the relatively stable interest rates incurred on short-term financing have not had a significant impact on our revenue, operating results or prices of raw materials. There can be no assurance, however, that inflation or an upward trend in short-term interest rates will not have a material adverse effect on our operating results in the future should we require debt financing in the future.

Item 8.  Financial Statements and Supplementary Data.

The information required by Item 8 is set forth in Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

On March 28, 2002, our directors and executive officers were:

               Name                     Age                          Position
               ----                     ---                          --------
         Kanwar J.S. Chadha             56                Chairman, President, Chief Executive Officer, Director
         Davinder Sethi                 55                Vice Chairman, Chief Financial Officer, Director (i)
         Leonard Hecht                  65                Director (ii)(iii)
         Raymond Ngan                   30                Director (ii)
         Rohit Phansalkar               57                Director (ii)(iv)


          (i) Member of Compensation Committee, (ii) Member of Audit and Compensation Committees, (iii) Chairman of Audit Committee, (iv) Chairman of Compensation Committee

Our By-Laws provide that the members of the Board of Directors be elected annually by the Shareholders of Entrada for one-year terms. Each director who is not an employee of Entrada or its subsidiaries receives $1,000 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $500 for each committee meeting attended. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers, except as discussed below.

Dr. Kanwar J.S. Chadha, Chairman, President, Chief Executive Officer and Director, has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for the Company's loan of funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of Entrada. We also have an employment agreement with Dr. Chadha that runs through April 14, 2004.

Dr. Kanwar J.S. Chadha, 56, has served as the President and Chief Executive Officer of Entrada since April 2000. He was elected as a director on August 31, 2000 and elected Chairman on September 28, 2001. He joined AT&T Bell Laboratories in February 1973 as a Member of Technical Staff and served as a systems engineer and principal software designer for the AMPS trial system. As a Supervisor at AT&T Bell Laboratories from August 1977 to August 1980, Dr. Chadha was responsible for the development of various software systems. As a Department Head at AT&T Bell Laboratories from August 1980 to January 1987, he managed the development of cellular technologies, MERLIN phone system, Applications Processor, Videotex system, and System 25 PBX. He was a co-founder of WaterBazaar.com e-portal, that when developed will provide buyers and suppliers of water purification products worldwide an electronic exchange through which to conduct e-commerce. Dr. Chadha was also a founding member of ERPL, Inc., a firm that specializes in the development of embedded software systems, enterprise and manufacturing resource planning software systems, and that provides business-to-business e-marketplace systems solutions and development. From 1988 to 1999, he ran his own private businesses in the graphic arts arena. Dr. Chadha holds a B.E. (Hons) in Electrical Engineering from Thapar Institute of Technology, Punjab, India, a M.A.Sc. in Control Systems from the University of Toronto, Ontario, Canada, and a Ph.D. in Systems Engineering from Case Western Reserve University, Cleveland, Ohio. Dr. Chadha is a first cousin of Dr. Davinder Sethi, one of our directors.

Leonard N. Hecht, 65, has served as one of our directors since August 31, 2000 and as our Chairman from September 2000 until August 2001. Mr. Hecht has served as Executive Vice President of Sorrento Networks, Inc. since August 2000 and as one of its directors from June 1996 to January 2001. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly-owned subsidiary of the Xerox Corporation. Xerox Development

Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation. Mr. Hecht has served on the board of many private and public companies.


Dr. Raymond Ngan, 30, has been a director of Entrada since November 2000. Dr. Ngan has been guiding technology and telecommunications companies for many years, most recently as Principal at Hikari Capital International. He previously served as Senior Vice President, Morgan Stanley Dean Witter, and as a Senior Associate at Chase Capital Partners. Dr. Ngan holds a bachelors, masters and Ph.D. from Oxford University, Oxford, UK, and an MBA from The Wharton School at the University of Pennsylvania.

Rohit Phansalkar, 57, has served as one of our directors since August 31, 2000. Mr. Phansalkar was the Chairman and CEO of Sorrento Networks Corporation from July to September 2000. He was a partner of Anderson Weinroth & Co. LP from February 1998 to June 2000. Prior to that, Mr. Phansalkar was the co-founder, Vice Chairman and CEO of Newbridge Capital, a firm dedicated to making private equity investments in India. From 1993 to 1996, Mr. Phansalkar was a Managing Director of Oppenheimer & Co., where he was the head of the Energy Finance Group. Mr. Phansalkar was the founding Chairman of The India Fund, a $510 mm closed-end fund listed on the NYSE. Prior to joining Oppenheimer, Mr. Phansalkar was a Managing Director of Bear Stearns & Co. He is a director of Zip Global Networks, Xius Technologies and Vyvos, Inc. Mr. Phansalkar received a BS in engineering from Michigan Technological University and a MBA from Harvard Graduate School of Business.

Dr. Davinder Sethi, 55, has served as our Chief Financial Officer since November 1, 2001. He has been a director of Entrada since September 2000. He was elected our Vice Chairman on November 19, 2001. Dr. Sethi is an independent advisor in the fields of information technology and finance. He is the former Chairman and Chief Executive Officer of iPing, Inc., and a former Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State. Dr. Sethi also serves on the Board of Directors of Pamet Systems, Inc. and WorldWater Corporation. Dr. Sethi is a first cousin of Dr. Chadha, our Chairman.

Item 11. Executive Compensation

The following tables set forth the annual compensation for both individuals who served as our Chairman and Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2002, for our Vice Chairman and Chief Financial Officer ("CFO") and two former most highly compensated executive officers, other than the CEO, who were serving as executive officers at the end of our fiscal year and whose salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                          Annual Compensation                Long-Term Compensation
                                   ---------------------------------   -----------------------------------
                                                            Other      Restricted  Securities    Long-Term        All
                                                           Annual         Stock    Underlying    Incentive       Other
                                   Salary (A)   Bonus   Compensation    Award(s)     Options       Plan      Compensation
Name and Principal Position  Year     ($)         ($)        ($)          ($)          (#)        Payouts         ($)
---------------------------  ----  ----------   -----   ------------   ----------  ----------    ---------   ------------
Kanwar J.S. Chadha,          2002   211,110         -         -                       160,000                      -
Chairman, CEO,               2001   141,038    92,625         -             -         500,000        -             -
President, Director

Davinder Sethi,
Vice Chairman, CFO,          2002    35,805         -         -             -         500,000         -            -
Director                     2001         -         -         -             -         100,000         -            -

(A) Dr. Sethi was employed by us for only a portion of fiscal 2002. The annual salary of Dr. Sethi is $150,000.

Long-Term Incentive Plans

We have no long-term incentive plans other than the 1991, 1996 and 2000 Stock Option Plans and the 1995 Directors' Stock Option Plan.

                                   Option Grants in Last Fiscal Year

                                       Individual Grants
                    ------------------------------------------------------------
                     Number of     Percent of               Market                  Potential Realizable Value at
                    Secyrities   Total Options  Exercise   Price on              Assumed Annual Rates of Stock Price
                    Underlying    Granted in     or Base     Date                   Appreciation for Option Term (A)
                     Options     Employees in     Price     Granted   Expiration ------------------------------------
       Name         Granted (#)   Fiscal Year   ($/Share)  ($/Share)      Date        0% ($)     5% ($)     10% ($)
   ------------     ----------- -------------------------------------------------------------- ---------- -----------
Kanwar J.S. Chadha   125,111         10.8%       $ 1.18     $ 1.18     4/16/2011        -      $ 92,844    $235,286
                      34,889          3.0        $ 1.18     $ 1.18     4/16/2011                 25,891      65,612
Davinder Sethi        50,000          4.3        $ 0.11     $ 0.11     9/28/2011               $  3,459    $  8,766
                      50,000          4.3          0.15       0.15    10/31/2011                  4,717      11,953
                     400,000         34.4          0.15       0.15    10/31/2011                 37,734      95,625

(A) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of our common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.



           Aggregated Option Exercises in Fiscal Year 2002 and January 31, 2002 Option Values

                                                               Number of
                           Shares                        Securities Underlying          Value of Unexercised
                          Acquired                        Unexercised Options           In-the-Money Options
                             On          Value         at Fiscal Year-End (#)         at Fiscal Year-End ($) (A)
                          Exercise      Realized       --------------------------   -----------------------------
        Name                (#)           ($)          Exercisable  Unexercisable   Exercisable    Unexercisable
        ----              --------      --------       -----------  -------------   -----------    -------------
Kanwar J.S. Chadha            -               -          256,411       432,543              -              -

Davinder Sethi                -               -          200,000       400,000             $500            -


(A) Options are "in-the-money" if, on January 31, 2002, the market price of the Common Stock ($0.12) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2002, and the aggregate exercise price of such options.


Compliance with Section 16(a) of the Exchange Act

The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 28, 2002, regarding the ownership of the Common Stock by (i) each Director of the Company;
(ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known by us to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of Entrada as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

                                                                           Common Stock
                                                               ----------------------------------------
                                                               Number of                 Percentage of
Name of Beneficial Owner (A)                                   Shares                   Outstanding (H)
----------------------------                                   ------                   ---------------

     Kanwar J.S. Chadha                                        1,044,615  (B)                  7.9%

     Leonard N. Hecht                                            239,746  (C)                  1.9%

     Rohit Phansalkar                                            348,359  (D)                  2.8%

     Davinder Sethi                                            1,112,823  (E)                  8.5%

     Raymond Ngan                                                311,538  (F)                  2.5%

     All Directors and Executive Officers as a group           3,057,081                      23.1%


     HandsOn Ventures, LLC                                      3,846154  (G)                 25.0%

     Sorrento Networks Corporation                             1,152,500                       9.2%

     Springboard-Harper Technology Fund (Cayman) Ltd             741,249                       5.9%

----------
(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us. Except as noted the addresses for each beneficial owner is 12 Morgan, Irvine, California 92618.

(B) Includes exercisable options held by Dr. Chadha to acquire 660,000 shares of common stock. On February 5, 2002 the board of directors approved payment of $50,000 of Dr. Chadha's salary for fiscal year 2003 in stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business. On January 29, 2002, the price was $0.13 per common share with the $50,000 payable by issuing 384,615 shares to him.

(C) Includes exercisable options held by Mr. Hecht to acquire 150,000 shares of common stock, and 89,746 shares indirectly owned by him. On January 31, 2002 Mr. Hecht received 89,746 shares of common stock for his unpaid past board fees in the amount of $11,667 at the market price of January 29, 2002 which was at $0.13 per share. In addition, Mr. Hecht holds options to purchase 90,000 shares of our common stock currently owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Hecht.

(D) Includes exercisable options held by Mr. Phansalkar to acquire 150,000 shares of common stock, and 198,359 shares owned directly or indirectly by him. In addition, Mr. Phansalkar holds options to purchase 50,000 shares of our common stock currently owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Phansalkar. On January 31, 2002 Mr. Phansalkar received 194,869 shares of common stock for his unpaid past board fees in the amount of $25,333 at the market price of January 29, 2002 which was at $0.13 per share. Mr. Phansalkar also owns approximately 3,500 shares of the common stock of Sorrento Networks Corporation.

(E) Includes exercisable options held by Dr. Sethi to acquire 600,000 shares of common stock and 512,823 shares owned directly or indirectly by him. On January 31, 2002 Dr. Sethi received 128,208 shares of common stock for his unpaid past board fees in the amount of $16,667 at the price of $0.13 per share. On February 5, 2002 the board of directors approved payment of $50,000 of Dr. Sethi's salary for fiscal year 2002 into stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business. On January 29, 2002 the price was $0.13 per common share with the $50,000 resulting in 384,615 shares being issued to him.

(F) Includes exercisable options held by Dr. Ngan to acquire 150,000 shares of common stock and 161,538 shares owned directly or indirectly by him. On February 5, 2002 Dr. Ngan received 161,538 shares of common stock for his unpaid past board fees in the amount of $21,000 at the market price of January 29,2002 which was at $0.13 per share.

(G) Includes shares beneficially owned by HandsOn Ventures, LLC including 48,405 shares, options that are currently exercisable or exercisable within 60 days after January 31,2002 for 200,000 shares, Per HANDSON VENTURES 13G filing with the SEC, and rights to acquire 3,846,154 shares under currently exercisable warrants and convertible debentures. HandsOn Ventures, LLC and its affiliates are contractually restricted from beneficially owning in excess of 19.99% in the aggregate of Issuer's common stock outstanding on January 15, 2002, unless approved by our stockholders

(H) For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by the total of our outstanding shares at March 28, 2002 plus the unexercised options and warrants detailed above for the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.


Item 13. Certain Relationships and Related Transactions.

We were subleasing a portion of our San Diego facility on a month-to-month basis to a subsidiary of our former parent. During the 12 months ended January 31, 2002 we received rent payments of approximately $48,000. For a consideration for an early termination of this lease effective March 31, 2002, we received on behalf of the Landlord two months rent totaling $8,000 and a consideration of $37,500. This partially offset costs of approximately $168,000 to terminate the master San Diego, CA facility lease agreement.

Effective October 12, 2001, our subsidiary Torrey Pines Network, Inc. sold on a non-exclusive basis rights relating to the Silverline'TM'-WDM product to Meret Communications, Inc. for $200,000, which was paid in full at that time. We have no further obligations to Meret regarding this technology. Meret is a subsidiary of Sorrento Networks Corporation, the owner of approximately 9.2% of our outstanding shares of common stock.

Dr. Chadha's brother is the managing partner of HandsOnVentures, LLC which purchased the $250,000 senior convertible debenture and warrants referred to in
Item 7 above.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      Exhibits and Consolidated Financial Statement Schedules

         1. Financial Statements: (see index to financial statements at page F-1)

                  Independent Certified Public Accountants' Report

                  Consolidated Balance Sheets at January 31, 2002 and 2001

                  Consolidated Statements of Operations for the Years Ended
                          January 31, 2002, 2001 and 2000

                  Consolidated Statement of Stockholders' Equity for the Years
                          Ended January 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the Years Ended
                          January 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements




         2.    Exhibits:
               --------

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

4.6      Securities Purchase Agreement dated January 15, 2002-(K)

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

10.4     Amended lease for 9020 Junction Drive, Annapolis Junction, MD dated
         April 22, 1999 - filed herewith

10.5     Standard Industrial Lease for 12 Morgan, Irvine, CA dated July 19, 1999
         - (J)

10.6 Form of Amended and Restated Severance Agreement between the Company and William Guerry, dated October 8, 1999 - (C)

10.7     Form of Noncompetition agreement between Entrada and Sorrento Networks
         Corporation dated August 30, 2000 - filed herewith

10.8     Silicon Valley Bank Subordination Agreement dated January 22, 2002

10.9 Form of Employment Agreement Between Entrada and Kanwar J.S. Chadha dated May 10, 2001

21       Subsidiaries of the Registrant - filed herewith

23       Consent of BDO Seidman LLP - filed herewith

The foregoing are incorporated by reference from the Registrant's filings as indicated:

A        Form S-4/A filed August 3, 2000.
B        Form 10-Q for the fiscal quarter ended June 30, 1999, filed August 16,
         1999.
C        Form 10-K for the year ended December 31, 1999, filed March 24, 2000.
D        Form 8-K filed May 19, 2000.
E        Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14,
         1998.
F Form 10-Q for the fiscal quarter ended September 30, 1996, filed November 14, 1996.
G Form 10-Q for the fiscal quarter ended September 30, 1998, filed November 16, 1998.
H        Form 14C filed November 6, 2000.
I        Form S-1, as amended, which became effective on November 9, 1995.
J Form 10-Q for the fiscal quarter ended September 30, 1999, filed November 15, 1999.
K        Form 8-K filed January 25, 2002

L        Form S-8 filed December 14, 2000

NOTE: Certain previously filed exhibits are no longer being incorporated by reference (and therefore not numerically listed) as the underlying documents have either expired or are no longer material or relevant.


(b)      Report on Form 8-K
         ------------------

         April 6, 2001        Notice of revised first quarter revenue with
                              action to reduce costs.

         June 1, 2001         Notice of revised first quarter revenue

         July 16, 2001        Notice of revised second quarter revenue.

         September 20, 2001   Retention of Sync Research, Inc. approval.

         October 23, 2001     Consolidation of Entrada Network facilities.

         November 26, 2001    Notice of corporate address change.

         January 28, 2002     Authorized the issuance of $250,000.00 principal
                              amount of 10% Senior Convertible Debentures due
                              January 15, 2004.

         February 1, 2002     Stock to be listed on Nasdaq SmallCap market.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ENTRADA NETWORKS, INC.


By:       /s/ Davinder Sethi                      Date:      May 1, 2002
      ---------------------------------------
       Davinder Sethi,
       Chief Financial Officer
       Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


By:       /s/ Kanwar J.S. Chadha                                             Date:      May 1, 2002
      -----------------------------------------------
       Kanwar J.S. Chadha
       Chairman, President, Director,
       Chief Executive Officer

By:       /s/ Leonard Hecht                                                  Date:      May 1, 2002
      -----------------------------------------------
       Leonard Hecht
       Director

By:       /s/ Rohit Phansalkar                                               Date:      May 1, 2002
      -----------------------------------------------
       Rohit Phansalkar
       Director

By:       /s/ Davinder Sethi                                                 Date:      May 1, 2002
      -----------------------------------------------
       Davinder Sethi
       Vice Chairman, Director

By:       /s/ Raymond Ngan                                                   Date:      May 1, 2002
      -----------------------------------------------
       Raymond Ngan
       Director

                             ENTRADA NETWORKS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               Page
                                                                            -----------
Independent Certified Public Accountant's Report                                F-2

Consolidated Balance Sheets as of January 31, 2002 and 2001                     F-3

Consolidated Statements of Operations for the years ended
         January 31, 2002, 2001 and 2000                                        F-4

Consolidated Statements of Shareholders' Equity for the years ended
         January 31, 2002, 2001 and 2000                                        F-5

Consolidated Statements of Cash Flows for the years ended
         January 31, 2002, 2001 and 2000                                        F-6

Notes to Consolidated Financial Statements                                  F-7 to F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Shareholders of
Entrada Networks, Inc.


We have audited the accompanying consolidated balance sheets Entrada Networks, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of January 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended January 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years ended January 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman LLP
---------------------------

BDO Seidman LLP
Los Angeles, California
April 12, 2002

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

---------------------------------------------------------------------------------------------------------------
                                                                            January 31, 2002   January 31, 2001
--------------------------------------------------------------------------------------------   ----------------

ASSETS

CURRENT ASSETS
     Cash and equivalents                                                        $    698        $  9,953
     Restricted cash (Note B)                                                         300             300
     Accounts receivable, net (Note  R)                                             1,977           4,980
     Inventory, net (Notes B, and R)                                                4,099           4,636
     Prepaid expenses and other current assets                                        527             592
------------------------------------------------------------------------------------------       --------
         TOTAL CURRENT ASSETS                                                       7,601          20,461
------------------------------------------------------------------------------------------       --------

PROPERTY AND EQUIPMENT, NET (Note C)                                                1,807           2,452

---------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                           31              31
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $  9,439        $ 22,944
==========================================================================================       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt (Note D)                                                    $    686        $  3,568
     Current maturities of long term debt (Note F)                                    115             394
     Accounts payable                                                               2,713           3,435
     Other current and accrued liabilities (Note E)                                 2,660           5,280

------------------------------------------------------------------------------------------       --------
         TOTAL CURRENT LIABILITIES                                                  6,174          12,677
------------------------------------------------------------------------------------------       --------

Long-term debt and capital lease obligations  (Notes G and H)                          27             131

------------------------------------------------------------------------------------------       --------
         TOTAL LIABILITIES                                                          6,201          12,808
------------------------------------------------------------------------------------------       --------

COMMITMENTS AND CONTINGENCIES (Notes H and I)

STOCKHOLDERS' EQUITY (Note J)
     Common stock, $.001 par value; 50,000 shares authorized; 11,580 shares issued and outstanding at January 31, 2002; 10,993 shares issued
         and outstanding at January 31, 2001                                           12              11
     Additional paid-in capital                                                    52,072          51,722
     Accumulated deficit                                                          (48,846)        (41,597)

------------------------------------------------------------------------------------------       --------
         TOTAL STOCKHOLDERS' EQUITY                                                 3,238          10,136
------------------------------------------------------------------------------------------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  9,439        $ 22,944
==========================================================================================       ========


See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

--------------------------------------------------------------------------------


                                                                               Year Ended
                                                                               January 31
                                                                     ------------------------------
                                                                        2002      2001       2000
---------------------------------------------------------------------------------------------------
NET REVENUES                                                         $ 13,263    $25,657    $28,771

COST OF SALES                                                           7,757     21,114     17,498

----------------------------------------------------------------------------------------------------
         GROSS PROFIT                                                   5,506      4,543     11,273
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                              3,438      5,239      5,647
     Engineering, research and development                              6,499      6,860      6,223
     General and administrative                                         4,035      2,913      2,177
     Other operating expenses                                           1,741      6,875          -
     Non-recurring one-time charges (Note F)                              248          -          -

----------------------------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                      15,961     21,887     14,047
----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                  (10,455)   (17,344)    (2,774)
----------------------------------------------------------------------------------------------------

OTHER CHARGES
     Interest expense                                                    (195)      (384)      (613)

----------------------------------------------------------------------------------------------------
         TOTAL OTHER CHARGES                                             (195)      (384)      (613)
----------------------------------------------------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                       (10,650)   (17,728)    (3,387)

INCOME (LOSS) ON DISCONTINUED
     OPERATIONS (Note A)                                                3,401     (3,401)         -

----------------------------------------------------------------------------------------------------
NET LOSS                                                             $ (7,249)  $(21,129)   $(3,387)
====================================================================================================

LOSS PER COMMON SHARE (Note M):

     BASIC AND DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING  (IN THOUSANDS)                                10,994      7,083      4,244

         NET LOSS PER COMMON SHARE:
            Continuing operations                                    $  (0.97)   $ (2.50)   $ (0.80)
            Discontinued operations                                      0.31      (0.48)      0.00
----------------------------------------------------------------------------------------------------
         BASIC AND DILUTED NET LOSS PER COMMON SHARE                 $  (0.66)   $ (2.98)   $ (0.80)
====================================================================================================



See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
For the Years Ended January 31, 2002, 2001, 2000, and 1999

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)


                                                    COMMON           ADDITIONAL                          TOTAL
                                                     STOCK            PAID IN          ACCUMULATED   STOCKHOLDERS'
                                              Shares     Amount        CAPITAL           DEFICIT        EQUITY
--------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                       1    $    1        $   5,761       $(17,081)      $(11,319)

Net loss                                          -         -                -         (3,387)        (3,387)
--------------------------------------------------------------------------------------------------------------------

Balance at January 31, 2000                       1         1            5,761        (20,468)       (14,706)

Stock option exercises (Note K)                  73         -              169              -            169

Private placement of
    common stock (Note A)                     2,432         2            8,023              -          8,025

Reverse acquisition of
    Entrada (Note A)                          8,487         8           12,300              -         12,308

Amount due to former parent
    contributed in merger (Note A)                -         -           25,469              -         25,469

Net loss                                          -         -                -        (21,129)       (21,129)

-----------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 2001                  10,993        11           51,722        (41,597)        10,136
--------------------------------------------------------------------------------------------------------------------

Silicon Valley Bank Warrants                      -         -               42              -             42

Beneficial conversion feature of
    convertible note  (Note G)                    -         -              229              -            229

Stock issuance program                          586         1               79              -             80

Net Loss                                                                               (7,249)        (7,249)

------------------------------------------------------------------------------------------------------------------

BALANCE AT JANUARY 31, 2002                  11,579    $   12        $  52,072       $(48,846)      $  3,238
==================================================================================================================




See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)



                                                                                                Year Ended January 31,
                                                                                        -----------------------------------
                                                                                          2002         2001          2000
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                                           $  (7,249)  $ (21,129)    $(3,387)
---------------------------------------------------------------------------------------------------------------------------

      Adjustments to reconcile net income (loss) to net cash used in operating activities:
                LongLived assets valuation allowances (Note B)                                   -       6,550       1,818
                Depreciation and amortization                                                2,700       1,642       1,796
                Accounts receivable and inventory reserves (Note R)                          2,412       4,816         979
                Warrants issued in conjunction with credit facility                             42           -           -
                Issuance of common stock in payment of liabilities                              80           -           -
           Changes in assets and liabilities net of effects of business entity acquisition:
                     (Increase) decrease in accounts receivable                              2,720         911         366
                     (Increase) decrease in due from affiliates                                  -         753        (278)
                     (Increase) decrease in inventories                                     (1,582)        317      (1,442)
                     (Increase) decrease in other current assets                                65         390        (413)
                     Increase (decrease) in accounts payable                                  (722)     (2,246)        923
                     Increase (decrease) in due to affiliates                                    -           -        (186)
                     Increase (decrease) in accrued expenses                                (2,620)      1,231         426
                     Increase (decrease) in other current liabilities                            -      (1,917)       (468)
---------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) CONTINUING
                OPERATING ACTIVITIES                                                        (4,154)     (8,682)        134
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                                    (2,055)     (1,627)       (239)
      Net Assets acquired in merger                                                              -       7,636           -
      Software development costs (Note B)                                                        -           -        (318)

---------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (2,055)      6,009        (557)
---------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Advances from former parent company, net of repayments                                     -       3,700       2,285
      Proceeds from issuances of common stock (Note J)                                                   8,025           -
      Net proceeds from short-term debt (Note D)                                            (2,882)      1,304      (2,286)
      Proceeds from long-term debt (Note G)                                                    250           -         600
      Repayment of capital lease obligations (Note H)                                         (414)       (384)       (262)
      Net change in restricted cash                                                              -        (300)          -
      Proceeds from exercise of stock options (Note K)                                           -         169           -

---------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (3,046)     12,514         337
---------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (9,255)      9,841         (86)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              9,953         112         198

---------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                $     698   $   9,953  $      112
===========================================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)



         Entrada Networks, Inc., and its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), are in the business of developing and marketing products for the storage networking and network connectivity industries. Our Torrey Pines Networks ("Torrey Pines") subsidiary is engaged in the design and development of storage area network ("SAN") transport switching products. Our Rixon Networks ("Rixon") subsidiary designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. Our Sync Research ("Sync") subsidiary designs, manufactures and services frame relay products for some of the major financial institutions in the U.S. and abroad. We operate in one business segment, with our primary facility in Irvine, California.

         The accompanying consolidated financial statements are the responsibility of our management.

A.       THE COMPANY, BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

         The Company, incorporated in Delaware as Sync Research, Inc., is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We acquired all the outstanding capital of Entrada Networks for 4,244,155 of our common stock, and in addition to the 4,244,155 shares in the corporation as part of Sync Research, Inc. we issued an additional 2,431,818 shares for cash of $8,025. Entrada Networks' obligation to its former parent of $25,469 was contributed to our capital as part of the merger. Subsequent to the merger, the former parent of Entrada Networks has disposed of 5,517,500 of its shares of our common stock including those it distributed to its shareholders and currently holds approximately 1,152,500 or 9.2% of our common shares outstanding.

         As a result of the merger, the former shareholder of Entrada Networks held a majority interest in the combined entity, which was renamed Entrada Networks, Inc. from Sync Research, Inc. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the merger was accounted for as a "reverse merger," whereby Entrada Networks was deemed to have purchased Sync Research, Inc. However, Sync remains the legal entity and the Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical information of Entrada Networks prior to August 31, 2000. The merger is also accounted for under the purchase method of accounting, which requires the inclusion of the results of operations of Sync from the date acquired. The periods presented in the accompanying financial statements include the results of operations of Sync beginning on September 1, 2000. The aggregate fair value of assets acquired and the net cash invested in this business was $7,982. The excess of the aggregate cost over the fair value of net assets acquired was $4,326, which was recorded as goodwill in the quarter ended October 31, 2000 and has been written off in 2001 as a component of other operating expense. We have also changed our year-end to that of Entrada Networks.

Discontinued Operations - On September 29, 2000, the Company had entered into a plan to discontinue its frame relay business. On October 13, 2000, Entrada Networks' Board of Directors approved a plan for the Company to explore strategic and financial alternatives for its frame relay business for the purpose of enhancing shareholder value. The Company had planned to complete disposition of its frame relay business by September 30, 2001. Loss on disposal of discontinued operations of $10.4 million for the year ended January 31, 2001 represent estimated costs of disposing of the Company's frame relay business based in Irvine, California. The estimated loss consist of $4.3 million of goodwill recognized upon completion of the merger on August 31, 2000, $2.2 million for obsolescent inventory, $1.1 for vendor payables, $1.1 of severance costs, $0.7 million for lease termination and $1.0 for various other estimated costs for disposal of the business. For the purposes of comparable financial statements, the prior period income statements have reclassified the impaired inventory of $2.2 million to "cost of sales", and $5.9 and $4.9 million, respectively of the disposal to "other expenses" leaving $3.4 remaining as the (income) loss on discontinued operations.

         On September 6, 2001, the Company announced that it is restructuring its business, creating three separate wholly owned subsidiaries. The discontinued frame relay business will be retained as Sync Research, Inc., as one of the three subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to retain Sync Research as an operating unit.
Sync Research, Inc. will serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)




         The accompanying financial statements reflect the operations and financial position of Sync Research the frame relay business as a retained business for all periods reported in conformity with generally accepted accounting principles. All historical consolidated financial statements have been reclassified according to EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained." In that regard, the "Net loss from discontinued operations of $(155) shown on the filed consolidated statements of operations for the year ending January 31, 2001 has been reclassified into operating expense accounts for cost of sales, selling and marketing, engineering, and general and administrative. The net loss for the years remains the same as previously reported.

         For the year ended January 31, 2001, Sync had net accounts receivables of 0.6 million, net inventory of $0.5 million, and prepaid expenses of $0.2 million offset by current liabilities of $2.0 million. The net increase in shareholder equity from the retention of Sync increased $3.4 million at January 31, 2001.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         All references to a fiscal year refer to the fiscal year ending on the January 31 of that year. For example, references to fiscal 2002 refer to the fiscal year beginning on February 1, 2001 and ending on January 31, 2002.

         Principles of Consolidation - The balance sheets as of the years ended January 31, 2002 and 2001 and the consolidated statement of operations for the years ended January 31, 2002, 2001 and 2000 reflect our accounts and all subsidiaries controlled by us after the elimination of significant intercompany transactions and balances.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)




         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities, the values of purchased assets and assumed liabilities in acquisitions and the loss on disposal of discontinued operations. Actual results could differ materially from these estimates.

         Cash and Cash Equivalents - All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

         Restricted Cash - Restricted cash represents amounts pledged as collateral for remaining lease payments on the facility occupied by us in Irvine, California.

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

         Inventory - Inventories, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2002 and 2001 consist of:


                                                                     2002             2001
                                                                   --------         --------
                  Raw material                                       $6,599           $ 5,659
                  Work in process                                        27               672
                  Finished goods                                      2,932             1,645
                                                                   --------           -------
                                                                      9,558             7,976
                  Less: Valuation reserve                            (5,459)           (3,340)
                                                                     ------           -------
                                                                   $  4,099         $   4,636
                                                                     ======           =======

         Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair value.

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

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)



         Software Development - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred. Otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards No. 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Amortization expense for the years ended January 31, 2002, 2001 and 2000 was $0, $787, and $1,043, respectively, over 3 to 5 years. Accumulated amortization was $0, and $727 as of January 31, 2002, and January 31, 2001, respectively.

         The recoverability of capitalized software costs are reviewed on an ongoing basis primarily based upon projections of discounted future operating cash flows from each software product line. The excess amount, if any, of the remaining net book value over the calculated amount is fully reserved. We recorded reductions to the net book value of our capitalized software development costs of $0 and $985 during fiscal years 2002 and 2001, respectively. These reductions were recorded as engineering expense to reflect the decline in the net realizable value of these assets as a result of changing market conditions.

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

         Revenue Recognition - We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. To date, installation revenue has not been material. Revenue from service obligations is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for estimated warranty costs, sales returns and other allowances at the time of shipment. Although our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

         Warranty and Customer Support - We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

         Income Taxes - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carry forwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note J).

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)



         Advertising - We expense advertising expenditures as incurred. Advertising expenses consist of direct expenditures. Advertising expenses for fiscal 2002, 2001, and 2000 were $184, $30, and $11, respectively.

         Income and Loss Per Common Share -Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of shares issuable under stock option plans. Potential common shares would not be included in the diluted loss per share computation for fiscal 2002, 2001, and 2000 as they would be anti-dilutive. (See Note K).

         Stock-Based Compensation - We account for employee-based stock compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of our common stock at the date of grant over the amount an employee must pay to acquire the stock. For non-employees, we compute the fair value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for stock-Based Compensation," and Emerging Issues Task Force (EITF) 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         Business Combinations - In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS
141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company does not believe the adoption of SFAS 141 will have a material effect, if any, on our financial position of results of operations.

         Goodwill and Other Intangible Assets - SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. The Company does not believe the adoption of SFAS 142 will have a material effect, if any, on our financial position of results of operations.

            Accounting for Asset Retirement Obligations - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

            Accounting for the Impairment or Disposal of Long-Lived Assets - In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)



C.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following components as of January 31, 2002 and 2001:


                                                                                    2002            2001
                                                                                  --------        --------
                  Manufacturing, engineering and plant equipment and software     $  8,547         $ 6,723
                  Office furniture and fixtures                                        299             239
                  Leasehold and building improvements                                  523             352
                                                                                  --------        --------
                    Total property and equipment                                     9,369           7,314
                  Less: Accumulated depreciation                                    (7,562)         (4,862)
                                                                                  --------        --------
                    Net book value                                                 $ 1,807         $ 2,452
                                                                                  ========        ========


         Depreciation expense for fiscal 2002, 2001, and 2000 was $2,700, $1,642, and $1,796, respectively.

D.       SHORT TERM DEBT

         Short term debt at January 31, 2002 and 2001 consisted of the following:


                                                                                  2002               2001
                                                                                --------           --------
                  Floating interest rate loan based on 1.75% over lender's
                  prime rate secured by all of our tangible assets                $686               $3,568
                                                                                  ====               ======


         The Silicon Valley Bank credit facility has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. In connection with the line of credit in fiscal 2002, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share which were valued at $42 using the Black-Sholes model. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility expired on February 20, 2002, and on March 31, 2002 it was extended until April 30, 2002. There is no guarantee that the bank will continue its line of credit with us. We continue to negotiate with the bank.

         We were in compliance with our debt covenants at January 31, 2002.

E.       OTHER CURRENT AND ACCRUED LIABILITIES


                                                                  Fiscal Year
                                                                 2002      2001
                                                                 ----      ----
                  Payroll and employee benefits                $  765      $2,184
                  Severance                                       150       1,273
                  Deferred revenue                                325         786
                  Deferred maintenance                            336         184
                  Legal                                           125          17
                  Office lease                                    386         731
                  Other                                           573         105
                                                               -------     ------
                                                               $2,660      $5,281
                                                               =======     ======



F.       NON-RECURRING ONE-TIME CHARGES

In 2002 we settled the San Diego, CA building lease for $168 and resolved several restructuring issues for $60.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)



G.       LONG TERM DEBT

         Long term debt at January 31, 2002 and 2001 consisted of the following:

                                                                                  2002               2001
                                                                                --------           --------
                  Floating interest rate term loans (2.5% above prime rate)
                    Secured by our machinery and equipment repaid in fiscal
                    2001.                                                          $  -               $186

                  Two year $250 senior convertible note at 10% annual fixed
                    interest paid monthly matures January 29, 2004. The note is convertible into 1,956,077 shares at $0.13 per share. Note warrants are equal to the face value of the note and are
                    exercisable at $0.13 per share expiring January 29, 2007.
                    The note is secured by Company assets subordinated to
                    Silicon Valley bank. Exercises or conversion in excess of
                    19.9% of the shares outstanding must be approved by a
                    majority of the shareholders. This note is discounted due to the note's convertibility and warrants issued by $229. The managing partner of HandsOnVentures, LLC is brother of Dr.
                    Chadha.                                                           21                -

                  Obligations under finance leases (See Note H)                      121               339
                                                                                  --------        --------
                                                                                     142               525
                  Less: Current portion                                              115               394
                                                                                  --------        --------
                                                                                    $ 27             $ 131
                                                                                  ========        ========

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


H.       LEASES AND OTHER COMMITMENTS

         Rental expense under operating leases was $911, $542, $672 for the years ended January 31, 2002, 2001 and 2000, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2002:

                                                                Capital       Operating
                                                                Leases          Leases
                                                                ------          -------
                  2003                                           $126           $  746
                  2004                                              9              544
                  2005                                             -               306
                                                                  ---           ------
                                                                  135           $1,596
                                                                                ======
                  Less: Amount representing interest              (14)
                                                                 ----
                  Present value of minimum annual rentals        $121
                                                                 ====


         The net book value of equipment under capital leases was $121 and $384 at January 31, 2002 and 2001, respectively.


I.       LITIGATION

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


J.       STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000,000 shares of Common Stock ($.001 par value)
                   2,000,000 shares of Preferred Stock ($.001 par value)

         None of our preferred stock was outstanding during the years ended January 21, 2002, 2001, and 2000.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


K.       STOCK OPTION PLANS AND STOCK AWARD PLAN

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

         As a result of the accounting for our reverse merger with Entrada Networks (see Note A), we are considered as having no options to acquire our common stock outstanding prior to the August 31, 2000 merger date. The following table summarizes the activity in our plans:

                                                                                             Weighted Average
                                                                   Number of Shares           Exercise Price
                                                                   ----------------           --------------
         Shares under option at January 31, 2000                             -                     $  -
           Deemed granted due to merger (Note A)                         646,902                   $3.65
           Granted                                                     2,974,350                   $4.08
           Exercised                                                     (72,506)                  $2.24
           Canceled                                                     (141,399)                  $3.06
                                                                     -----------
         Shares under option at January 31, 2001                       3,407,347                   $4.08
           Granted                                                     1,376,400                   $0.61
           Canceled                                                   (1,777,981)                  $3.39
                                                                      ----------
         Shares under option at January 31, 2002                       3,005,766                   $2.89
                                                                      ==========

         Additional information relating to stock options outstanding and exercisable at January 31, 2002 summarized by exercise price is as follows:

                                                     Outstanding                         Exercisable
                                         ---------------------------------      -----------------------------
                                                 Weighted Average
              Exercise Price                  ---------------------                        Weighted Average
                Per Share        Shares    Life (Years)    Exercise Price        Shares      Exercise Price
                ---------        ------    ------------    --------------        ------      --------------
              $0.10 - $0.15       712,500       9.72            $0.13            250,000         $0.12
              $0.17 - $3.19       762,358       8.68            $2.14            465,004         $2.31
              $3.69 - $4.06       224,075       8.56            $3.87            218,852         $3.86
              $4.38 - $4.38     1,045,542       8.58            $4.38            632,208         $4.38
              $5.00 - $20.00      261,291       7.98            $5.86            260,097         $5.84
                                ---------                                      ---------
              $0.10 - $20.00    3,005,766       8.82            $2.89          1,826,161         $3.41
                                =========                                      =========

         All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, our net loss and loss per share for the years ended January 31, 2002, 2001, 2000, would have been increased to the pro forma amounts presented below:

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


                                                                    2002          2001             2000
                                                                    ----          ----             ----
                  Net loss:
                      As reported                                 $(7,249)      $(21,129)        $(3,387)
                      Pro forma                                    (8,085)       (21,416)         (3,387)
                  Loss per share:
                      Basic and diluted EPS as reported             (0.66)       $ (2.98)        $(0.80)
                      Pro forma basic and diluted EPS               (0.74)         (3.02)         (0.80)

         The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                     2002               2001
                                                                     ----               ----
           Risk free interest rate                                   5.0%               6.0%
           Stock volatility factor                                   190%                45%
           Weighted average expected option life                     8.82 years          5.0 years
           Expected dividend yield                                   0.0%                0.0%
           Fair value of options granted                        $0.01 to $2.94    $0.01 to $2.19
           Weighted average fair value of options granted           $0.61              $0.48

         On January 29, 2002, the board authorized the conversion of unpaid past due board fees and one unpaid vendor to be paid in stock. Unpaid past due payables in the amount of $80 were converted into 586,337 shares at between $0.13-$0.15 per share.

L.       INCOME TAXES

             At December 31, 2001, the Company had available federal and state net operating loss carry forwards of approximately $67.5 million and $26.1 million, respectively, for income tax purposes, which expire in varying amounts through 2021 and 2007. Among potential adjustments which may reduce available loss carry forwards, the Internal Revenue Code of 1986, as amended, (IRC), reduces the extent to which net operating loss carry forwards may be utilized in the event there has been an "ownership change" of a company as defined by applicable IRC provisions. We believe that the issuances of our equity securities and transfers of ownership of outstanding equity securities resulted in such an ownership change on August 31, 2000. Further ownership changes in the future, as defined by the IRC, may reduce the extent to which any net operating losses may be utilized.

         Our operations generate permanent and temporary differences for depreciation, amortization, valuation allowances and expense reserves. The temporary differences and the net operating loss carry forward generated deferred tax assets of approximately $27.8 million and $29.2 million at January 31, 2002 and 2001, respectively. We have recorded a 100% valuation allowance against our deferred tax assets, including net operating loss carry forwards, in accordance with the provisions of Statement of Financial Accounting Standards No. 109. Such allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


M.       EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic and diluted earnings per share.

                                                                    2002            2001              2000
                                                                   ---------------------------------------
         Net loss available to common shareholders
           used in basic EPS                                    $    (7,249)     $   (21,129)     $    (3,387)
                                                                ===========      ===========      ===========

         Average number of common shares used in basic EPS       10,994,240        7,082,659        4,244,155
                                                                 ==========       ==========        =========

         We incurred a net loss from continuing operations for the years ending January 31, 2002, 2001 and 2000. Accordingly, the effect of dilutive securities including vested and non-vested stock options, warrants, and convertible debt, to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive.

         Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares were 3,143,923 for the fiscal year ended January 31, 2002. Fiscal years ended January 31, 2001 and 2000 also are not dilutive because of losses. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                    2002          2001             2000
                                                                    ----          ----             ----
                Net loss available to common shareholders
                 used in basic EPS                             $    (7,249)      $  (21,129)   $   (3,387)
                                                               ===========       ==========    ==========
                Average number of common shares used in
                 basic EPS                                     $10,994,240        7,082,659     4,244,155
                Effect of dilutive securities; stock
                 benefit plans                                     148,495           92,065             -
                                                               -----------       ----------    ----------
                Average number of common shares and
                 dilutive potential common stock used in
                 diluted EPS                                    11,142,735        7,174,724     4,244,155
                                                               ===========       ==========    ==========

         Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 3,143,923 for the fiscal year ended January 31, 2002. All three years were also not dilutive because of losses.




N.       SUPPLEMENTAL CASH FLOW DISCLOSURES

         On January 31, 2002 board members and one vendor received 586,337 shares of common stock for board fees and vendor services at a stock price ranging from $0.13 to 0.15 per share or a total value of $80. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share equal to $42.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


O.       CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions and limit. At times such amounts may exceed F.D.I.C. limits.

         Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in our customer base spread across many industries and geographic areas. Two customers each accounted for 19.6% and 11.3% of our net revenue for the year ended January 31, 2002. Two customers each accounted for 40.0%, and 25.2% of net revenues for the year ended January 31, 2001. Three customers each accounted for 19.4%, 18.7%, and 13.7% of net revenue for the year ended January 31, 2000. At January 31, 2002 three customers each accounted for 47.0%, 14.2%, and 11.7% of net receivables At January 31, 2001 three customers each accounted for 37.0%, 12.6%, and 12.1% of net receivables.

P.       SUBSEQUENT EVENTS

         On February 5, 2002 one additional director received 161,538 shares of common stock for his unpaid past board fees in the amount of $21.

         On February 5, 2002 the board of directors approved payment of $50 of Dr. Chadha's salary for fiscal year 2003 into shares of common stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business. On January 29, 2002, the price was $0.13 per common share with the $50 resulting in 384,615 shares being issued to him.

         On February 5, 2002 the board of directors approved payment of $50 of Dr. Sethi's salary for fiscal year 2002 into shares of common stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business. On January 29, 2002 the price was $0.13 per common share with the $50 resulting in 384,615 shares being issued to him.

         On March 31, 2002, Silicon Valley Bank extended their loan agreement to us for one month in order to provide more time for the renewal of their line of credit. There are no guarantees that the bank will continue its line of credit with us.

Q.       RELATED PARTY TRANSACTIONS

We were subleasing a portion of our San Diego facility on a month-to-month basis to a subsidiary of our former parent. During the year ended January 31, 2002 we received rent payments of approximately $48. For a consideration for an early termination of this lease effective March 31, 2002, we received on behalf of the Landlord two months rent totaling $8 and a consideration of $37.5. This partially offset costs of approximately $168 to terminate the master San Diego, CA facility lease agreement.

Effective October 12, 2001, our subsidiary Torrey Pines Network, Inc. sold on a non-exclusive basis rights relating to the Silverline'TM'-WDM product to Meret Communications, Inc. for $200, which was paid in full at that time. We have no further obligations to Meret regarding this technology. Meret is a subsidiary of Sorrento Networks Corporation, the owner of approximately 9.2% of our outstanding shares of common stock.

Dr. Chadha's brother is the managing partner of HandsOnVentures, LLC which purchased the $250 senior convertible debenture due January 2004 and warrants due January 2007.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


R.       VALUATION AND QUALIFYING ACCOUNTS

         Changes in the inventory valuation reserve were as follows:

                  Balance at January 31, 1999                                         $ 1,538
                      Additions charged to costs and expenses                             936
                      Amounts used during year                                           (448)
                                                                                      -------
                  Balance at January 31, 2000                                           2,026
                      Additions charged to costs and expenses                           3,288
                      Amounts used during year                                         (1,974)
                                                                                      -------
                  Balance at January 31, 2001                                           3,340
                      Additions charged to costs and expenses                           2,200
                      Amounts used during year                                            (81)
                                                                                      -------
                  Balance at January 31, 2002                                         $ 5,459
                                                                                      =======

         Changes in the accounts receivable valuation reserve were as follows:

                  Balance at January 31, 1999                                         $   610
                      Additions charged to costs and expenses                              43
                      Amounts used during year                                           (204)
                                                                                      -------
                  Balance at January 31, 2000                                             449
                      Additions charged to costs and expenses                           1,528
                      Amounts used during year                                         (1,577)
                                                                                      -------
                  Balance at January 31, 2001                                             400
                      Additions charged to costs and expenses                             692
                      Amounts used during year                                           (335)
                                                                                      --------
                  Balance at January 31, 2002                                         $   757
                                                                                      =======

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)


S.       UNAUDITED QUARTERLY FINANCIAL DATA

Amounts in thousands, except per share amounts.

                                             First         Second          Third          Fourth
                                           Quarter*       Quarter*        Quarter         Quarter
                                           --------       --------        -------         -------
Year ended January 31, 2002:
       Net revenue                          $ 1,321        $ 2,164         $ 3,078         $3,400
       Gross profit                              67            596           1,013          1,562
       Income  from
         discontinued operations              1,265            909             -              -
       Loss from
         continuing operations               (4,680)        (3,734)         (3,297)           (21)
       Income on disposal
         of discontinued operations             -              -             3,401            -
       Net loss                              (3,415)        (2,825)           (988)           (21)
       Net loss per share:
         Basic                                (0.31)         (0.26)         (0.09)          (0.00)
         Diluted                              (0.31)         (0.26)         (0.09)          (0.00)

     * Note: Figures are as published and are not reclassified for the retention of the Sync Research, Inc subsidiary in July, 2001. Because of this, the quarterly figures will not sum into the year.

Year ended January 31, 2001:                                                 **               **
       Net revenue                          $ 3,710         $6,041        $  7,890        $ 8,016
       Gross profit                          (1,688)         2,343           2,780          3,402
       Loss from
         continuing operations               (7,067)          (750)         (1,766)          (981)
       Loss from
         discontinued operations                -              -              (426)           271
       Loss on disposal
         of discontinued operations             -              -           (10,410)           -
       Net loss                              (7,067)          (750)        (12,602)          (710)
       Net loss per share:
         Basic                                (1.67)         (0.18)         (1.43)          (0.06)
         Diluted                              (1.67)         (0.18)         (1.43)          (0.06)

     * * Note: Figures are as published and are not reclassified for the retention of the Sync Research, Inc subsidiary in July, 2001. Because of this, the quarterly figures will not sum into the year.

                          STATEMENT OF DIFFERENCES
                          ------------------------

The trademark symbol shall be expressed as ............................... 'TM'