Form 10-Q
period 2002-04-30
ENTRADA NETWORKS INC
filed 2002-05-30
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to __________

                                -----------------


                        Commission file number: 000-26952



                             ENTRADA NETWORKS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                33-0676350
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


                       12 Morgan, Irvine, California                    92618
               (Address of principal executive office)                (Zip Code)
                                 (949) 588-2070
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ---


(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)


          Title                        Date                 Outstanding
          -----                        ----                 -----------
Common Stock, $.001 Par Value      May 17, 2002             12,509,739

ENTRADA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

=============================================================================================================
                                                                                 April 30,       January 31,
-------------------------------------------------------------------------------------------     -------------
                                                                                    2002            2002
                                                                                (unaudited)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                          $    535         $    698
     Restricted cash                                                                    300              300
     Accounts receivable, net of allowance for doubtful
     accounts of $787 and $757, respectively                                          2,098            1,977
     Inventory, net of reserves of $5,459 and $5,650, respectively                    4,068            4,099
     Prepaid expenses and other current assets                                          492              527
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                         7,493            7,601
-------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                                           1,601            1,807
-------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                             31               31
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $  9,125         $  9,439
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                               $    664         $    686
     Current maturities of long term debt                                                58              115
     Accounts payable                                                                 2,625            2,713
     Other current and accrued liabilities                                            2,318            2,660
-------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                    5,665            6,174
-------------------------------------------------------------------------------------------------------------

Long-term debt and capital lease obligations                                             50               27
-------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                            5,715            6,201
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, $.001 par value; 50,000 shares authorized; 12,510 shares issued and outstanding at April 30, 2002; 11,580 shares issued
         and outstanding at January 31, 2002                                             12               12
     Additional paid-in capital                                                      52,093           52,072
     Accumulated deficit                                                            (48,695)         (48,846)
-------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                   3,410            3,238
-------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  9,125         $  9,439
=============================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share amounts)

(Statements reclassified for April 30, 2001 to reflect retention of Sync Research, Inc.)

===================================================================================
                                                                Three Months Ended
                                                                     April 30,
                                                               --------------------
                                                                 2002        2001
-----------------------------------------------------------------------------------
NET REVENUES                                                   $ 3,223     $ 1,321

COST OF SALES                                                    1,907         705
-----------------------------------------------------------------------------------
         GROSS PROFIT                                            1,316         616
-----------------------------------------------------------------------------------

OPERATING EXPENSES
     Selling and marketing                                         208       1,046
     Engineering, research and development                         284       2,091
     General and administrative                                    501         555
     Other operating expenses                                      120         267
-----------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                                1,113       3,959
-----------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                      203      (3,343)
-----------------------------------------------------------------------------------

OTHER CHARGES
     Interest expense                                              (52)        (72)

-----------------------------------------------------------------------------------
         TOTAL OTHER CHARGES                                       (52)        (72)
-----------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                           151      (3,415)

NET INCOME (LOSS)                                              $   151     $(3,415)
===================================================================================

INCOME (LOSS) PER COMMON SHARE:

     BASIC AND DILUTED
         WEIGHTED AVERAGE COMMON SHARES
            OUTSTANDING (IN THOUSANDS)                          12,470      10,993

         NET INCOME (LOSS) PER COMMON SHARE:
            Continuing operations                              $  0.01     $ (0.31)
         BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE  $  0.01     $ (0.31)
===================================================================================

See accompanying notes to consolidated financial statements.

                             ENTRADA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)
        Statements reclassified for April 30, 2001 to reflect retention of
                                Sync Research, Inc.

======================================================================================================
                                                                                   Three months ended
                                                                                        April 30,
------------------------------------------------------------------------------------------------------
                                                                                    2002        2001
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (loss)                                                             $ 151     $(3,415)
------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
                Depreciation and amortization                                         207         273
                Accounts receivable and inventory reserves                             30        (616)
                Warrants issued in conjunction with Long term debt                      -          43
                Issuance of common stock in payment of liabilities                     21           -
           Changes in assets and liabilities net of effects of business entity acquisition:
                      (Increase) decrease in accounts receivable                     (151)      3,181
                      Decrease in inventories                                          31         555
                      (Increase) decrease in other current assets                      34        (300)
                      Decrease in accounts payable                                    (88)     (1,541)
                      Decrease in accrued expenses                                   (654)       (583)
                      Increase in other current liabilities                           335           -
------------------------------------------------------------------------------------------------------
           NET CASH USED IN CONTINUING
                OPERATING ACTIVITIES                                                  (84)     (2,403)
------------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                               (1)       (323)
------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                       (1)       (323)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of short-term debt                                                    (21)     (1,891)
      Repayment of capital lease obligations                                          (57)       (256)
------------------------------------------------------------------------------------------------------
           NET CASH USED IN FINANCING ACTIVITIES                                      (78)     (2,147)
------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (163)     (4,873)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       698       9,953
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $ 535     $ 5,080
======================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

         Entrada Networks, Inc. and its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), are in the business of developing and marketing products for the storage networking and network connectivity industries. Our Torrey Pines Networks ("Torrey Pines") subsidiary is engaged in the design and development of storage area network ("SAN") transport switching products. Our Rixon Networks ("Rixon") subsidiary designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. The Sync Research ("Sync") subsidiary designs, manufactures and services frame relay products for some of the major financial institutions in the U.S. and abroad. We operate in one business segment, from Irvine, California.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data as of April 30, 2002, and for the three months ended April 30, 2002 and 2001 in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K filed on May 1, 2002.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2002 and for the three months ended April 30, 2002, have been made. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the operating results for the full year.

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

         The accompanying financial statements reflect the operations and financial position of Sync Research the frame relay business segment as a retained business segment for all periods reported in conformity with generally accepted accounting principles. All historical consolidated financial statements have been reclassified according to EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained." In that regard, the "Net Income" from discontinued operations of $1,265 shown on the filed consolidated statements of operations for three months

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

ending April 30, 2001 has been reclassified into operating expense accounts for cost of sales, selling and marketing, engineering, and general and administrative. The net loss for the periods remains the same as filed.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Adopting SFAS 142 does not have a material effect on our financial position or the results of operations.

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




BALANCE SHEET DETAIL

         Consolidated inventories at April 30, 2002 and January 31, 2002 consist of:

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------


                                            April 30, 2002     January 31, 2002
                                            --------------     ----------------
     Raw material                               $ 5,826            $ 6,599
     Work in process                                405                 27
     Finished goods                               3,487              2,932
                                                -------            -------
                                                  9,718              9,558
     Less: valuation reserve                     (5,650)            (5,459)
                                                -------            -------
                                                $ 4,068            $ 4,099
                                                =======            =======

STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000,000 shares of Common Stock ($0.001 par value)
                   2,000,000 shares of Preferred Stock ($0.001 par value)

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three months ended April 30, 2002 and 2001.

                                               Three Months Ended April 30,
                                                   2002            2001
                                                   ----            ----
  Net income (loss) available to common
    stockholders used in basic EPS                    $151         $(3,415)
                                                      ====         =======
  Weighted average number of common shares
  used in basic EPS                             12,469,722      10,992,634
                                                ==========      ==========


         We incurred a net income from continuing operations for the three month period ended April 30, 2002 and incurred a net loss from continuing operations from the same period in 2001. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                               Three Months Ended April 30,
                                                   2002            2001
                                                   ----            ----
  Net income (loss) available to common
    stockholders used in basic EPS                    $151         $(3,415)
                                                      ====         =======
  Weighted average number of common shares
    used in basic EPS                           12,469,722      10,992,634
  Effect of dilutive securities:
    Stock benefit plans                             36,406           2,127
                                                ----------      ----------
  Weighted average number of common shares
    and dilutive potential common
    stock used in diluted EPS                   12,506,128      10,994,761
                                                ==========      ==========


         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 2,675,776 for the three months ended April 30, 2002.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

COMMITMENTS

         Our credit facility with Silicon Valley Bank has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. We have accrued $43 of deferred interest in connection with these warrants. The deferred interest was amortized in fiscal year 2002 as interest expense. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility expired on February 20, 2002, and on May 15, 2002 it was extended until July 31, 2002. During this extension the facility has a maximum limit of $3.5 million and bear's an interest rate of prime plus 2.5%. There can be no guarantee that this will be extended further or that the bank would renew this facility.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at April 30, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

         Three customers each account for 21.0%, 14.4% and 10.1% of net receivables at April 30, 2002. At January 31, 2002, three customers each accounted for 47.0%, 14.2%, and 11.7% of net receivables.

         Customers accounting for more than 10% of net revenue during the quarters ended April 30, 2002 and 2001:

                          April 30, 2002   April 30, 2001
                          --------------   --------------
           Customer W          60.4%            19.2%
           Customer X           -               13.8

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

OPERATING SUBSIDARY INFORMATION

We have three operating subsidiaries, Rixon Networks, Inc., Torrey Pines Networks, Inc. and Sync Research, Inc.


                                                                      Torrey
                                              Rixon       Sync        Pines
                                              Networks    Research    Networks    Total
                                              --------    --------    --------    ------
                                                     Quarter ended April 30, 2002
Revenue from External Customers                 $2,629       $ 594           -    $3,223
Intersegment Revenues                                -           -           -         -
                                                ------       -----        ----    ------
Total Revenues                                   2,629         594           -     3,223
                                                ------       -----        ----    ------

Operating profit (loss)                            114          79         (42)      151

Depreciation and amortization expense              150          17          40       207
Valuation allowance additions                      134          87           -       221
Capital asset additions                              -           1           -         1
Total Assets                                    $5,883      $2,674        $568    $9,125

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

On September 6, 2001, the Company announced that it is restructuring its business, creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc., as one of the three subsidiaries. Sync Research, Inc. serves its current frame relay customers and provides manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks business community.

Consolidated results are shown including Sync Research, Inc. as retained. Further reference should be made to our Form 10-K, filed May 1, 2002, containing our audited financial statements for the years ended January 31, 2001 and 2002.

Results of Operations/Comparison of the Three months ended April 30, 2002 and
2001

Net revenue. Net revenue was $3.2 million for the three months ended April 30, 2002, compared with $1.3 million for the three months ended April 30, 2001. The increase in net revenue in the three months ended April 30, 2002 resulted from increased revenue of $1.9 million from OEMs of fast Ethernet local area networking ("LAN") adapter products.

Gross profit. Cost of sales consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit increased to $1.3 million for the quarter ended April 30, 2002, compared with $0.7 million for the comparable quarter last year. The higher gross margin for the three months ended April 30, 2001 was primarily due to vendor discounts received and the reclassification of the income from discontinued operations into cost of sales. Our gross margin decreased to 40.8% for the three months ended April 30, 2002 from 46.6% for the three months ended April 30, 2001 for the same reason.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.2 million, or 6.4% of net revenue for the quarter ended April 30, 2002, from $1.0 million and 79.2% of net revenue for the quarter ended April 30, 2001. The decrease in selling and marketing costs reflects primarily the expense reduction measures undertaken in the last half of fiscal 2002.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.3 million, or 8.8% of net revenue, for the quarter ended April 30, 2002, compared with $2.1 million, or 158.4% of net revenue, for the quarter ended April 30, 2001. The decrease in research and development expenses was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks
(SAN) new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses remained constant at $0.5 million, or 15.5% of net revenue, for the quarter ended April 30, 2002 and $0.6 million, or 42.0 % of net revenue, for the quarter ended April 30, 2001.

Other operating expenses. Other operating expenses decreased to $0.1 million for the three months ended April 30, 2002 compared to the three months ended April 30, 2001 of, $0.3 million. This consisted of severance costs associated with reductions in our Torrey Pines Networks subsidiary.

Income taxes. There was no provision for income taxes for the three-month periods ended April 30, 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred taxable assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. On September 29, 2000, after completion of the merger on August 31, 2000, the Company had entered into a plan to discontinue the operations of the frame relay business segment and this business was subsequently reclassified as an operating unit in September 2001. For the three months ended April 30, 2002, Sync Research, Inc. net revenues were $0.6 million, cost of sales were $0.3 million, and operating expenses were $0.2 million with a net operation income of $0.1 million and a net income of $0.1 million

Liquidity and Capital Resources

Cash flow used in operations was $0.1 million during the three months ended April 30, 2002 compared with $2.4 million for the three months ended April 30, 2001. The decrease in cash flows used in operations reflects a substantial increase in our net income from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances offset by the retention of Sync Research, Inc. During the three months ended April 30, 2002, operating cash flow reflected decreases in accounts payable and accrued expenses and increases in net inventories, in net accounts receivable, in other current liabilities and in other current assets. During the same three months last year, our cash flow used in operations reflected decreases in accounts receivable and inventory along with accounts payable.

Our investing activities consist primarily of purchases of property, plant and equipment. Minor purchases were made in the three months ended April 30, 2002. We purchased $0.3 million in equipment during the three months ended April 30, 2001.

Our financing activities during the three months ended April 30, 2002 used cash flows of $0.1 million, primarily in connection with repayment of capital lease obligations. During the three months ended April 30, 2001, $2.1 million was used primarily in conjunction with repayment of short term debt.

Our credit facility with Silicon Valley Bank has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility expired on February 20, 2002, and on May 15, 2002 it was extended until July 31, 2002. During this extension the facility has a maximum limit of $3.5 million and bear's an interest rate of prime plus 2.5%. There can be no guarantee that this will be extended further or that the bank would renew this facility.

Outstanding borrowings against this line of credit were $0.7 million at April 30, 2002. We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2003. We are always pursuing external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

On April 30, 2002, Sync had net accounts receivables of 2.1 million, net inventory of $4.1 million, and prepaid expenses of $0.5 million offset by current liabilities of $5.5 million. The net increase in shareholder equity from the retention of Sync increased $2.3 million from July 31,2001 and $3.4 million from January 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We periodically need additional financing associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate. We believe that the relatively moderate rate of inflation in the United States over the past few years has not had a significant impact on our sales or operating results or on the prices of raw materials. There can be no assurance, however, that inflation will not have a material adverse effect on our operating results in the future.

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

Part II. Other Information

Item 5. Other Information

Nasdaq Listing Qualifications

On February 14, 2002 we received a letter from The NASDAQ advising us to bring our stock price to $1.00 per share by August 13, 2002 in order to maintain our listing on the Nasdaq Small Cap Market.

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company's control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company's current and future products, the performance and ultimate disposition of our discontinued business segment based in Irvine, California, the integration of operations as a result of the merger, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, the Company's ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in our Annual Report on Form 10-K, filed May 1, 2002.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None.

        (b) Reports on Form 8-K

            None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ENTRADA NETWORKS, INC.


                          By:   /s/ Davinder Sethi
                              ------------------------------
                              Davinder Sethi, Ph.D.
                              Chief Financial Officer
                              Principal Accounting Officer

                                 Date: May 30, 2002