Form 10-Q
period 2002-07-31
ENTRADA NETWORKS INC
filed 2002-08-27
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                              --------------------

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

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
                                 (949) 588-2070
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

          Title                             Date                     Outstanding
          -----                             ----                     -----------
Common Stock, $.001 Par Value           August 6, 2002               12,891,774

ENTRADA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                       July 31,       January 31,
-------------------------------------------------------------------------------------------------    ------------
                                                                                         2002            2002
                                                                                      (unaudited)

ASSETS

CURRENT ASSETS
     Cash and equivalents                                                                $    563    $    698
     Restricted cash                                                                          300         300
     Short-term Investments                                                                    50        --
     Accounts receivable, net of allowance for doubtful
     accounts of $489 and $757, respectively                                                1,243       1,977
     Inventory, net of reserves of $5,743 and $5,459, respectively                          4,210       4,099
     Prepaid expenses and other current assets                                                639         527

-------------------------------------------------------------------------------------------------    --------
         TOTAL CURRENT ASSETS                                                               7,005       7,601
-------------------------------------------------------------------------------------------------    --------

PROPERTY AND EQUIPMENT, NET                                                                 1,444       1,807

-------------------------------------------------------------------------------------------------    --------
OTHER ASSETS                                                                                   31          31
-------------------------------------------------------------------------------------------------    --------

TOTAL ASSETS                                                                             $  8,480    $  9,439
-------------------------------------------------------------------------------------------------    --------
-------------------------------------------------------------------------------------------------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                                     $    642    $    686
     Current maturities of long term debt                                                      29         115
     Accounts payable                                                                       2,126       2,713
     Other current and accrued liabilities                                                  1,779       2,660

-------------------------------------------------------------------------------------------------    --------
         TOTAL CURRENT LIABILITIES                                                          4,576       6,174
-------------------------------------------------------------------------------------------------    --------

Long-term debt and capital lease obligations                                                   78          27

-------------------------------------------------------------------------------------------------    --------
         TOTAL LIABILITIES                                                                  4,654       6,201
-------------------------------------------------------------------------------------------------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 2,000 shares authorized, 0.0 shares outstanding
     Common stock, $.001 par value; 50,000 shares authorized; 12,892 shares issued and outstanding at July 31, 2002; 11,580 shares issued
         and outstanding at January 31, 2002                                                   13          12
     Additional paid-in capital                                                            52,160      52,072
     Accumulated deficit                                                                  (48,347)    (48,846)

-------------------------------------------------------------------------------------------------    --------
         TOTAL STOCKHOLDERS' EQUITY                                                         3,826       3,238
-------------------------------------------------------------------------------------------------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  8,480    $  9,439
=================================================================================================    ========



See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

(Statements reclassified for July 31, 2001 to reflect retention of Sync Research, Inc.)

-------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Six Months Ended
                                                                July 31,                           July 31,
                                                        -----------------------          --------------------------
                                                          2002          2001                 2002            2001
-------------------------------------------------------------------------------           -------------------------
NET REVENUES                                           $  3,366      $  4,107             $  6,589        $  6,784

COST OF SALES                                             1,826         2,075                3,731           3,245

-------------------------------------------------------------------------------           -------------------------
         GROSS PROFIT                                     1,540         2,032                2,858           3,539
-------------------------------------------------------------------------------           -------------------------

OPERATING EXPENSES

     Selling and marketing                                  219         1,270                  426           2,549
     Engineering, research and development                  283         2,311                  568           4,636
     General and administrative                             518           942                1,019           1,900
     Other operating expenses                               120           292                  240             559

-------------------------------------------------------------------------------           -------------------------
         TOTAL OPERATING EXPENSES                         1,140         4,815                2,253           9,644
-------------------------------------------------------------------------------           -------------------------

INCOME (LOSS) FROM OPERATIONS                               400        (2,783)                 605          (6,105)
-------------------------------------------------------------------------------           -------------------------

OTHER CHARGES

     Interest expense                                       (52)          (42)                (103)           (135)

-------------------------------------------------------------------------------           -------------------------
         TOTAL OTHER CHARGES                                (52)          (42)                (103)           (135)
-------------------------------------------------------------------------------           -------------------------

NET INCOME (LOSS)                                      $    348      $ (2,825)            $    502        $ (6,240)
===============================================================================           =========================
INCOME (LOSS) PER COMMON SHARE:

BASIC WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (IN THOUSANDS)                 12,813        10,993               12,644          10,993

     BASIC NET INCOME (LOSS) PER COMMON SHARE:         $   0.03      $  (0.26)            $   0.04        $  (0.57)

DILUTED WEIGHTED AVERAGE COMMON SHARES
             OUTSTANDING  (IN THOUSANDS)                 13,044        10,993               12,747          10,993
     DILUTED NET INCOME (LOSS) PER COMMON SHARE        $   0.03      $  (0.26)            $   0.04        $  (0.57)
===============================================================================           =========================


See accompanying notes to consolidated financial statements.

                             ENTRADA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)
              (Statements reclassified for July 31, 2001 to reflect
                        retention of Sync Research, Inc.)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                              Six months ended
                                                                                                  July 31,
                                                                                          ------------------------
                                                                                             2002            2001
--------------------------------------------------------------------------------------------------        --------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net Income (loss)                                                                    $   502        $(6,240)
--------------------------------------------------------------------------------------------------        --------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                                  342            579
                Accounts receivable and inventory reserves                                     (53)            45
                Warrants issued in conjunction with Long term debt                            --               43
                Sale of property and equipment                                                  20           --
                Issuance of common stock in payment of expenses and non cash
                compensation                                                                    32           --
           Changes in assets and liabilities acquisition:
                      (Increase) decrease in accounts receivable                             1,003          1,676
                      (Increase) decrease in inventories                                      (325)           843
                      (Increase) decrease in other current assets                              (55)           149
                      Decrease in accounts payable                                            (588)        (1,714)
                      Decrease in accrued expenses                                            (991)        (1,316)
                      Increase in other current liabilities                                    159             82
--------------------------------------------------------------------------------------------------        --------
           NET CASH PROVIDED BY CONTINUING
                OPERATING ACTIVITIES                                                            46         (5,853)
--------------------------------------------------------------------------------------------------        --------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
      Purchase of property and equipment                                                      --             (411)
      Investment in marketable securities                                                      (51)
--------------------------------------------------------------------------------------------------        --------
           NET CASH USED IN INVESTING ACTIVITIES                                               (51)          (411)
--------------------------------------------------------------------------------------------------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of short-term debt                                                             (43)        (1,868)
      Repayment of capital lease obligations                                                   (87)          (299)
--------------------------------------------------------------------------------------------------        --------
           NET CASH USED IN FINANCING ACTIVITIES                                              (130)        (2,167)
--------------------------------------------------------------------------------------------------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                                                         (135)        (8,431)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                698          9,953
--------------------------------------------------------------------------------------------------        --------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $   563        $ 1,522
==================================================================================================        ========


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

         On August 15, 2002, we signed a definitive agreement to acquire Savant Consulting Group, Inc., a New Jersey-based provider of outsourced information technology solutions. The acquisition is subject to the approval of the shareholders of Entrada Networks. In consideration for the merger with Savant's parent, DBW, Inc., a Delaware corporation, DBW's shareholder HandsOn Ventures, LLC, a Santa Monica, California based venture capital firm, will receive common and Series B preferred shares of Entrada Networks. The Series B Convertible Preferred Stock will have a liquidation value of $5,000,000. The common stock will have a value of $1,000,000 and will be payable in four installments over one year. The purchase price can increase by up to an additional $3,400,000, based upon the performance of Savant after the closing. In the event that all the Series B Convertible Preferred Stock is converted into common stock HandsOn Ventures will own approximately 70% of our shares.

         Savant, which is a preferred vendor to a number of Fortune 500 companies, was founded in 1997. Savant achieved net revenues of $5.6 million during the quarter ended March 31, 2002, and $17.3 million for the year ended December 31, 2001.

         This merger is subject to the approval of our shareholders, the receipt of a fairness opinion, and other customary closing conditions. One of the principals of DBW, Inc. and HandsOn Ventures, Inc. is the brother of our Chairman and Chief Executive Officer.

         Complete details of the transaction were provided in the form 8k filed with the Securities and Exchange Commission August 16, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three and six months ended July 31, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2002 and for the three and six months ended July 31, 2002, have been made. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the operating results for the full year.

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

         On September 6, 2001, the Company announced that it is restructuring its business, creating three separate wholly owned subsidiaries. The discontinued frame relay business will be retained as Sync Research, Inc., as one of the three subsidiaries. Sync Research, Inc. will serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001, the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit.

         The accompanying financial statements reflect the operations and financial position of Sync Research the frame relay business segment as a retained business segment for all periods reported in conformity with generally accepted accounting principles. All historical consolidated financial statements have been reclassified according to EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained." In that regard, the "Net Income"

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

from discontinued operations of $909 and $2,174 shown on the filed consolidated statements of operations for three and six months ending July 31, 2001 has been reclassified into operating expense accounts for cost of sales, selling and marketing, engineering, and general and administrative. The net loss for the periods remains the same as filed.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Adopting SFAS 142 did not have a material effect on our financial position or the results of operations.

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

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. Adoption of this standard will not have any immediate effect on the Company's consolidated financial statements. Entrada will apply this guidance prospectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. Entrada Networks will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

BALANCE SHEET DETAIL

         Consolidated inventories at July 31, 2002 and January 31, 2002 consist of:

                                                                     July 31, 2002   January 31, 2002
                                                                     -------------   ----------------
                  Raw material                                           $ 6,383          $ 6,599
                  Work in process                                            229               27
                  Finished goods                                           3,341            2,932
                                                                         -------          -------
                                                                           9,953            9,558
                  Less: valuation reserve                                 (5,743)          (5,459)
                                                                         -------          --------
                                                                         $ 4,210          $ 4,099
                                                                         =======          =======

STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000,000 shares of Common Stock
                   2,000,000 shares of Preferred Stock

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three and six months ended July 31, 2002 and 2001.

                                                    Three Months Ended July 31,      Six Months Ended July 31,
                                                         2002         2001              2002            2001
                                                       -------      -------           --------        -------

       Net income (loss) available to common
         stockholders used in basic EPS             $      348     $   (2,825)        $      502     $   (6,240)
                                                    ==========     ==========         ==========     ==========

       Weighted average number of common shares
           used in basic EPS                        12,812,801     10,992,634         12,643,928     10,992,634
                                                    ==========     ==========         ==========     ==========

         We had net income for the three and six month period ended July 31, 2002 and incurred a net loss for the same periods in 2001. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are included in the calculation of EPS because their effect would be dilutive. The following data shows the effect of including the effect of dilutive securities on determining the weighted average number of common shares used to compute diluted EPS.

                                                 Three Months Ended July 31,        Six Months Ended July 31,
                                                  2002               2001             2002             2001
                                                --------           -------          --------         -------
       Net income (loss) available to common
         stockholders used in basic EPS           $      348      $  (2,825)        $      502     $   (6,240)
                                                  ==========      =========         ==========     ==========

       Weighted average number of common shares
         used in basic EPS                        12,812,801     10,992,634         12,643,928     10,992,634

       Effect of dilutive securities:
         Stock benefit plans                         231,990            -              102,633            -
                                                  ----------     ----------        -----------     ----------
       Weighted average number of common shares
         and dilutive potential common
         stock used in diluted EPS                13,044,791     10,993,755         12,746,561     11,018,163
                                                  ==========     ==========         ==========     ==========


         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 2,910,884 and 2,927,397 for the three and six months ended July 31, 2002 and 3,702,547 and 3,308,374 for the three and six months ended July 31, 2001.

COMMITMENTS

         Our credit facility with Silicon Valley Bank has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The deferred interest was amortized in fiscal year 2002 as interest expense. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility expired on February 20, 2002, on May 15, 2002 it was extended until July 31, 2002, and on August 9, 2002 the credit facility was extended until August 31, 2002. During this extension the facility has a maximum limit of $3.5 million and bear's an interest rate of prime plus 2.5%. There can be no guarantee that this will be extended further or that the bank would renew this facility. We are in compliance with our bank credit line covenants.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at July 31, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

         One customer, customer W, accounted for 33.0% of net receivables at July 31, 2002. At January 31, 2002, three customers each accounted for 47.0%, 14.2%, and 11.7% of net receivables.

         Customers accounting for more than 10% of net sales during the quarters ended July 31, 2002 and 2001:

                                                    July 31, 2002         July 31, 2001
                                                    -------------         -------------
                             Customer W                 56.1%                  49.7%
                             Customer X                  -                     13.3
                             Customer Y                  -                     11.7

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
--------------------------------------------------------------------------------

OPERATING SUBSIDIARY INFORMATION

Three Month Subsidiary Financial Information ended July 31, 2002:

We have three operating subsidiaries, Rixon Networks, Inc., Torrey Pines Networks, Inc. and Sync Research, Inc.

                                                                                          Torrey
                                                 Rixon                Sync                 Pines
                                                Networks            Research              Networks            Total
                                                --------            --------              --------            -----
                                                                     Quarter ended July 31, 2002
Revenue from External Customers                  $ 2,918             $   448                  --             $ 3,366

Intersegment Revenues                                 --                  --                  --                  --
                                                 -------             -------             -------             -------
Total Revenues                                     2,918                 448                  --               3,366
                                                 -------             -------             -------             -------

Net income (loss)                                    336                  55                 (43)                348

Depreciation and amortization expense                 78                  16                  40                 207
Valuation allowance additions                       (254)                (45)                 --                (299)
Capital asset additions                               --                  --                  --                  --
Total Assets                                     $ 7,559             $   393             $   528             $ 8,480

Three Month Subsidiary Financial Information ended July 31, 2001:

We had two operating subsidiaries, Entrada Networks-AJ and Sync Research.


                                                           Entrada       Sync
                                                         Networks-AJ     Research            Total
                                                         ------------    -----------         -----
                                                           Quarter ended July 31,
                                                                    2001
Revenue from External Customers                           $ 2,164        $ 1,943           $ 4,107
Intersegment Revenues                                          --             --               --
                                                          -------        -------           -------
Total Revenues                                              2,164          1,943             4,107
                                                          -------        -------           -------

Net income (loss)                                          (3,734)           909             2,825

Depreciation and amortization expense                         306             --               306
Valuation allowance additions                                  --             --               --
Capital asset additions                                        88             --                88
Total Assets                                              $ 9,702        $ 2,412           $12,114

Six Month Subsidiary Financial Information ended July 31, 2002

                                                                                          Torrey
                                                 Rixon                Sync                 Pines
                                                Networks            Research              Networks            Total
                                                --------            --------              --------            -----
                                                                    Six Months ended July 31, 2002

Revenue from External Customers                  $ 5,547             $ 1,042                  --             $ 6,589
Intersegment Revenues                                 --                  --                  --                  --
                                                 -------             -------             -------             -------
Total Revenues                                     5,547               1,042                  --               6,589
                                                 -------             -------             -------             -------

Net income (loss)                                    451                 135                 (84)                502

Depreciation and amortization expense                228                  33                  80                 341
Valuation allowance additions                       (241)                (27)                 --                (268)
Capital asset additions                               --                  --                  --                  --
Total Assets                                     $ 7,559             $   393             $   528             $ 8,480


Six Month Subsidiary Financial Information ended July 31, 2001


                                                           Entrada       Sync
                                                         Networks-AJ     Research             Total
                                                        ------------    -----------           -----
                                                        Six Months ended July 31,
                                                                   2001
Revenue from External Customers                           $ 3,485        $ 3,299              $ 6,784
Intersegment Revenues                                        --             --                   --
                                                          -------        -------              -------
Total Revenues                                              3,485          3,299                6,784
                                                          -------        -------              -------
Net income (loss)                                          (8,414)         2,174               (6,240)

Depreciation and amortization expense                         578           --                    578
Valuation allowance additions                                (583)          --                   (583)
Capital asset additions                                       411           --                    411
Total Assets                                              $ 9,702        $ 2,412              $12,114

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented. The periods presented include the operating results of Sync Research, Inc., the Company's frame relay business segment, beginning on September 1, 2000. On September 29, 2000, the Company had entered into a plan to discontinue its frame relay business segment. On October 13, 2000, Entrada Networks' Board of Directors approved a plan for the Company to explore strategic and financial alternatives for its frame relay business for the purpose of enhancing shareholder value. The Company had planned to complete disposition of its frame relay business by September 30, 2001.

On September 6, 2001, the Company announced that it is restructuring its business, creating three separate wholly owned subsidiaries. On September 18, 2001 the Company's Board of Directors approved a plan to reclassify Sync Research as an operating unit The discontinued frame relay business was retained as Sync Research, Inc., as one of the three subsidiaries. Sync Research, Inc. serves its current frame relay customers and provides manufacturing, service and repair facilities for the other subsidiaries.. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks business community.

Consolidated results are shown including Sync Research, Inc. as retained. Further reference should be made to our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on May 1, 2002, containing our audited financial statements for the years ended January 31, 2001 and 2002.

On August 15, 2002, we signed a definitive agreement to acquire Savant Consulting Group, Inc., a New Jersey-based provider of outsourced information technology solutions. The acquisition is subject to the approval of the shareholders of Entrada Networks. In consideration for the merger with Savant's parent, DBW, Inc., a Delaware corporation, DBW's shareholder HandsOn Ventures, LLC, a Santa Monica, California based venture capital firm, will receive common and Series B preferred shares of Entrada Networks. The Series B Convertible Preferred Stock will have a liquidation value of $5,000,000. The common stock will have a value of $1,000,000 and will be payable in four installments over one year. The purchase price can increase by up to an additional $3,400,000, based upon the performance of Savant after the closing. In the event that all the Series B Convertible Preferred Stock is converted into common stock HandsOn Ventures will own approximately 70% of our shares.

Savant, which is a preferred vendor to a number of Fortune 500 companies, was founded in 1997. Savant achieved net revenues of $5.6 million during the quarter ended March 31, 2002, and $17.3 million for the year ended December 31, 2001.

This merger is subject to the approval of our shareholders, the receipt of a fairness opinion, and other customary closing conditions. One of the principals of DBW, Inc. and HandsOn Ventures, Inc. is the brother of our Chairman and Chief Executive Officer.

Complete details of the transaction were provided in the form 8k filed with the Securities and Exchange Commission August 16, 2002.

Results of Operations/Comparison of the Three Months Ended July 31, 2002 and
2001
Net revenue. Net revenue was $3.4 million for the three months ended July 31, 2002, compared with $4.1 million for the three months ended July 31, 2001. The decrease in net revenue in the three months ended July 31, 2002 resulted from decreased revenue from OEMs of fast Ethernet local area networking ("LAN") adapter products and support contracts for frame relay products.

Gross profit. Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit decreased to $1.5 million for the quarter ended July 31, 2002, compared with $2.0 million for the comparable quarter last year.. Our gross margin decreased to 45.8% for the three months ended July 31, 2002 from 49.5% for the three months ended July 31, 2001 primarily due to changes in product mix.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to revenue representatives, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.2 million, or 6.5% of net revenue for the quarter ended July 31, 2002, from $1.3 million and 30.9% of net revenue for the quarter ended July 31, 2001. The decrease in selling and marketing costs reflects primarily the expense reduction measures undertaken in the last half of fiscal 2002.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.3 million, or 8.4% of net revenue, for the quarter ended July 31, 2002, compared with $2.3 million, or 56.3% of net revenue, for the quarter ended July 31, 2001. The decrease in research and development expenses was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses decreased to $0.5 million, or 15.4% of net revenue, for the quarter ended July 31, 2002 from $0.9 million, or 22.9% of net revenue, for the quarter ended July 31, 2001. The decrease in general and administrative expenses was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks new product development costs.

Other operating expenses. Other operating expenses decreased to $0.1 million for the three months ended July 31, 2002 compared to the three months ended July 31, 2001 of $0.3 million, which consisted primarily of severance associated with our Torrey Pines Network subsidiary.

Income taxes. There was no provision for income taxes for the three-month periods ended July 31, 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership that will limit the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred taxable assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Results of Operations/Comparison of the Six Months Ended July 31, 2002 and 2001

Net revenues. Net revenue were $6.6 million for the six months ended July 31, 2002, compared with $6.8 million for the six months ended July 31, 2001. The slight decrease in net revenue in the six months ended July 31, 2002 resulted primarily from reductions in our product support contracts for our frame relay customers.

Gross profit. Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $2.9 million and $3.5 million for the six month period ended July 31, 2002 and 2001. Our gross margin was 43.4% for the six months ended July 31, 2002, compared with 52.2% for the six months ended July 31, 2000. The decline in gross margins resulted primarily from the retention of Sync Research for the first six months of fiscal 2001.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to revenue representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.4 million, or 6.5% of net revenue for the six months ended July 31, 2002, from $2.5 million and 37.6% of net revenue for the six months ended July 31, 2001. The decrease in selling and marketing expense was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks new product marketing costs.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.6 million, or 8.6% of net revenue, for the six months ended July 31, 2002, compared with $4.6 million, or 68.3% of net revenue, for the six months ended July 31, 2001. The decrease in research and development expenses was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses decreased to $1.0 million, or 15.5% of net revenue, for the six months ended July 31, 2002 from $1.9 million, or 28.0% of net revenue, for the six months ended July 31, 2001. The decrease in general and administrative expenses was primarily due to reductions in our administrative costs relating to Torrey Pines Networks, Inc.'s storage area networks) new product development.

Other operating expenses. Other operating expenses for the six months ended July 31, 2002, were $0.2 million, consisting of facility costs associated with the closing of our Annapolis Junction, Maryland building. Other operating expenses for the six months ended July 31, 2001, were $0.6 million, consisting of severance costs associated with a reduction in staff associated primarily with our legacy products.

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

Liquidity and Capital Resources

Cash flow used in operations was positive $46,000 during the six months ended July 31, 2002 compared with $5.9 million for the six months ended July 31, 2001. The decrease in cash flows used in operations reflects a substantial increase in our net income from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the six months ended July 31, 2002, operating cash flow reflected decreases in accounts receivable, accounts payable, and accrued expenses and increases in net inventories and in other current liabilities. During the same six months last year, our cash flow used in operations reflected decreases in accounts receivable and inventory along with accounts payable and accrued liabilities.

Our investing activities consist primarily of purchases of property, plant and equipment. Minor assets were sold in the six months ended July 31, 2002. We purchased $0.4 million in equipment during the six months ended July 31, 2001.

Our financing activities during the six months ended July 31, 2002 used cash flows of $0.2 million, primarily in connection with repayment of capital lease obligations and short term debt. During the six months ended July 31, 2001, $2.1 million was used primarily in conjunction with repayment of short term debt.

Our credit facility with Silicon Valley Bank has a maximum limit of $5.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 1.75%. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility expired on February 20, 2002, on May 15, 2002 it was extended until July 31, 2002, and then again on August 9, 2002 until August 31, 2002. During this extension the facility has a maximum limit of $3.5 million and bear's an interest rate of prime plus 2.5%. There can be no guarantee that this will be extended further or that the bank would renew this facility. We are in compliance with our bank credit line covenants.

Outstanding borrowings against this line of credit were $0.6 million at July 31, 2002. We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2003. We are always pursuing external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We periodically need additional financing for expenditures associated with establishing and expanding our operations. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate.

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

Part II.  Other Information

Item 5.   Other Information

Nasdaq Listing Qualifications

On February 14, 2002 we received a letter from The NASDAQ advising us to bring our stock price to $1.00 per share by August 13, 2002 in order to maintain our listing on the Nasdaq Small Cap Market. On August 14, 2002, Entrada received an additional NASDAQ Staff Determination that Entrada Networks has not regained compliance and is not eligible for an additional 180 day grace period. Accordingly, the Company's securities will be delisted from the Nasdaq SmallCap Market at the opening of business on August 22, 2002. On August 20, 2002 Entrada Networks requested an appeal of the Staff's determination to the Hearing Panel pursuant to the procedures set forth in the Nasdaq Marketplace Rule 4800 series. A hearing request stays the delisting of the Company's securities pending the Panel's decision.

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

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

          Notice of NASDAQ Delisting filed August 16, 2001

          Entrada Networks Acquires Savant Consulting Group filed August 19,
          2002

          Entrada Networks Appeals Nasdaq's delisting decision filed August 20, 2002

          (c)

          99.1      Statement Under Oath for Chief Executive Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act.

          99.2 Statement Under Oath for Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

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

                             ENTRADA NETWORKS, INC.


                             By:    /s/ Davinder Sethi
                                ------------------------------
                                Davinder Sethi, Ph.D.
                                Chief Financial Officer
                                Principal Accounting Officer



                              Date: August 23, 2002



SUBSIDIARIES OF THE REGISTRANT

Rixon Networks, Inc., a Delaware corporation

Sync Research, Inc., a Delaware corporation

Torrey Pines Networks, Inc., a Delaware corporation