Form 10-Q
period 2002-10-31
ENTRADA NETWORKS INC
filed 2002-11-29
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


(Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)


            Title                         Date                  Outstanding
            -----                         ----                  -----------
Common Stock, $.001 Par Value       November 15, 2002            12,936,774

ENTRADA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

----------------------------------------------------------------------------------------------------------
                                                                                October 31,    January 31,
-------------------------------------------------------------------------------------------    -----------
                                                                                   2002           2002
                                                                                (unaudited)
ASSETS
CURRENT ASSETS
     Cash and equivalents                                                          $    507       $    698
     Short-term Investments                                                              49           -
     Accounts receivable, net of allowance for doubtful
     accounts of $457 and $757, respectively                                          2,439          1,977
     Inventory, net of reserves of $6,012 and $5,459, respectively                    3,917          4,099
     Prepaid expenses and other current assets                                          515            527
-------------------------------------------------------------------------------------------       --------
         TOTAL CURRENT ASSETS                                                         7,427          7,301
-------------------------------------------------------------------------------------------       --------
PROPERTY AND EQUIPMENT, NET                                                           1,201          1,807
-------------------------------------------------------------------------------------------       --------
OTHER ASSETS
     Deposits                                                                            31             31
     Restricted cash                                                                    300            300
-----------------------------------------------------------------------------------------------   --------
         TOTAL OTHER ASSETS                                                             331            331
-----------------------------------------------------------------------------------------------   --------
TOTAL ASSETS                                                                       $  8,959       $  9,439
===============================================================================================   ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short-term debt                                                               $  1,303       $    686
     Current maturities of long term debt                                                93            115
     Accounts payable                                                                 1,457          2,713
     Other current and accrued liabilities                                            1,305          2,660
-----------------------------------------------------------------------------------------------   --------
         TOTAL CURRENT LIABILITIES                                                    4,158          6,174
-----------------------------------------------------------------------------------------------   --------
Long-term debt and capital lease obligations                                            107             27
-----------------------------------------------------------------------------------------------   --------
         TOTAL LIABILITIES                                                            4,265          6,201
-----------------------------------------------------------------------------------------------   --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 2,000 shares authorized, no shares outstanding
     Common stock, $.001 par value; 50,000 shares authorized; 12,937 shares issued and outstanding at October 31, 2002; 11,580 shares issued and
        outstanding at January 31, 2002                                                  13             12
     Additional paid-in capital                                                      52,160         52,072
     Accumulated deficit                                                            (47,479)       (48,846)
-----------------------------------------------------------------------------------------------   --------
         TOTAL STOCKHOLDERS' EQUITY                                                   4,694          3,238
-----------------------------------------------------------------------------------------------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  8,959       $  9,439
===============================================================================================   ========

See accompanying notes to consolidated financial statements.

                             Entrada Networks, Inc.

                      Consolidated Statements of Operations
                (unaudited, in thousands, except per share data)


                                                       Three months ended             Nine months ended
                                                          October 31,                    October 31,
                                                   -------------------------      --------------------------
                                                      2002           2001           2002           2001*
                                                   ----------      ---------      ---------      ---------
Net revenues                                          $ 4,059        $ 3,078        $10,648        $ 9,863

Cost of revenue                                         1,872          1,111          5,603          4,899
                                                      -------        -------        -------        -------
           Gross profit                                 2,187          1,967          5,045          4,964
Operating expenses:
       Selling and marketing                              206            361            633          2,742
       Engineering, research and development              285            719            853          5,283
       General and administrative                         569            504          1,587          2,180
       Other                                              120          1,292            360          1,774
                                                      -------        -------        -------        -------
           Total operating expenses                     1,180          2,876          3,433         11,979
Income (loss) from operations                           1,007           (909)         1,612         (7,015)
Other expense
       Interest expense, net                              (57)           (79)          (156)          (213)
       Other expense                                      (85)             -            (89)             -
                                                      -------        -------        -------        -------
           Total Other Income (Expense)                  (142)           (79)          (245)          (213)
Net income (loss) before income taxes                     865           (988)         1,367         (7,228)
Provision for income taxes                                  -              -              -              -
Net Income (loss)                                     $   865        $  (988)       $ 1,367        $(7,228)
                                                      =======        =======        =======        =======
Net income (loss) per common share:
       Income (loss) from continuing operations:
       Weighted average shares outstanding:
           Basic                                       12,937         10,993         12,755         10,993
                                                      =======        =======        =======        =======
           Diluted                                     12,973         10,993         12,823         10,993
                                                      =======        =======        =======        =======
       Net income (loss):
           Basic                                      $  0.07        $ (0.09)       $  0.11        $ (0.66)
                                                      =======        =======        =======        =======
           Diluted                                    $  0.07        $ (0.09)       $  0.11        $ (0.66)
                                                      =======        =======        =======        =======

* Note: The $3,401 gain from the retention of Sync Research, Inc. shown on the historical nine months ended October 31, 2001, has been distributed $(1,351) to cost of sales, $(431) to selling & marketing, $(810) to engineering, and $(809) to general and administrative to be comparable to the nine months ended October 31, 2002. There is no change to net loss.

          See accompanying notes to consolidated financial statements.

                             ENTRADA NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudied, in thousands)


                                                                                   Nine months ended
                                                                                       October 31,
                                                                                -------------------------
                                                                                  2002             2001*
---------------------------------------------------------------------------------------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                         $ 1,367          $ (7,228)
---------------------------------------------------------------------------------------          --------
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization                                       468             2,399
                Accounts receivable and inventory reserves                           52             2,695
                Warrants issued in conjunction with long term debt                    -                43
                Sale of property and equipment                                      149                 -
                Investment (loss)                                                    (4)
                Issuance of common stock in payment of expenses and non cash
                compensation                                                         89                 -
           Changes in assets and liabilities
                     Decrease in accounts receivable                                 39             1,112
                     Increase in inventories                                       (370)           (2,489)
                     (Increase) in other assets                                    (300)             (300)
                     (Increase) decrease in other current assets                    311              (810)
                     Decrease in accounts payable                                (1,256)             (383)
                     Increase (decrease) in accrued expenses                     (1,352)              362
                     Increase in other current liabilities                           80                 -
---------------------------------------------------------------------------------------          --------
           NET CASH USED IN CONTINUING
                OPERATING ACTIVITIES                                               (727)           (4,599)
---------------------------------------------------------------------------------------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                                            (11)           (2,235)
      Investment in marketable securities                                           (49)                -
---------------------------------------------------------------------------------------          --------
           NET CASH USED IN INVESTING ACTIVITIES                                    (60)           (2,235)
---------------------------------------------------------------------------------------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (repayment) of short-term debt                                       618            (3,281)
      Repayment of capital lease obligations                                        (22)              (73)
---------------------------------------------------------------------------------------          --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      596            (3,354)
---------------------------------------------------------------------------------------          --------
DECREASE IN CASH AND CASH EQUIVALENTS                                              (191)          (10,188)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                     698            10,253
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $   507          $     65
=======================================================================================          ========

*Note: The historical $3,892 decrease in cashflow from the discontinued
     Sync Research, Inc. subsidiary has been reclassified into $920 for accounts receivable, $620 for inventories, $399 for other current assets, $1,224 for accounts payable, $563 for accrued expenses and $166 for purchase of property and equipment to reflect the retention of Sync Research, Inc


See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

         Entrada Networks, Inc. and its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), are in the business of developing and marketing products for the storage networking and network connectivity industries. Our Torrey Pines Networks ("Torrey Pines") subsidiary is engaged in the design and development of storage area network ("SAN") transport switching products. Our Rixon Networks ("Rixon") subsidiary designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. The Sync Research ("Sync") subsidiary designs, manufactures and services frame relay products for some of the major financial institutions in the U.S. and abroad. We operate in one business segment, from Irvine, California.

         On August 15, 2002, we signed a definitive agreement to acquire Savant Consulting Group, Inc., a New Jersey-based provider of outsourced information technology solutions. We filed a Form 8-K with the SEC on August 19, 2002 describing the merger and including as an exhibit the Agreement and Plan of Merger with Exhibits A & B. On October 10, 2002 we filed Form 8-K/A with the SEC providing pro forma consolidated financial statements. On November 22, 2002 we signed an Amended and Restated Agreement and Plan of Merger that amends the transaction to a merger between our newly formed subsidiary Entrada Acquisitions, LLC and DBW, Inc., Savant's parent corporation. This Amended and Restated Agreement and Plan of Merger was provided as Exhibit 2.2 to the 8-K/A filed with the Securities and Exchange Commission on November 25, 2002. There are no changes to the exhibits to the merger agreement that were filed with the 8-K on August 19, 2002. The merger is with one of our subsidiaries, it complies with Delaware General Corporation Law and only board approval is required therefore the transaction will not be submitted for shareholder approval. This merger is subject to customary closing conditions.

         In consideration for the merger, DBW's shareholder HandsOn Ventures, LLC ("HOV"), a Santa Monica, California based venture capital firm, will receive cash and/or common stock and Series B preferred shares of Entrada Networks. This consideration is the same as in the prior merger agreement. The Series B Convertible Preferred Stock will have a liquidation value of $5,000,000. The Preferred Stock from and after the date of issuance until three years from its date of issuance, the Conversion Price per share for Preferred Shares shall be the average of the closing bid prices for the Common Stock on the Principal Market for the Common Stock as reported by Bloomberg for the twenty (20) trading days preceding August 15, 2002. After three years the conversion price will be the lower of either (i) be the average of the closing bid prices for the Common Stock on the Principal Market for the Common Stock as reported by Bloomberg for the twenty (20) trading days preceding August 15, 2002, or (ii) be the average of the closing bid prices for the Common Stock on the Principal Market for the Common Stock as reported by Bloomberg for the twenty (20) trading days preceding the date upon which the holders of such Preferred Shares shall have submitted to Entrada Networks, Inc. their written intention to convert all or a portion of the Preferred Shares held by them. The cash and/or common stock will have a value of $1,000,000 and will be payable in four installments over one year. The purchase price can increase by up to an additional $3,400,000, based upon the performance of Savant after the closing in the years 2003, through 2005. In the event that all the Series B Convertible Preferred Stock is converted into common stock and the $1,000,000 is paid all in common stock, HandsOn Ventures, LLC will own more than 74% of our shares.

         Savant, which is a preferred vendor to a number of Fortune 500 companies, was founded in 1997. Savant achieved net revenues of $17.3 million during the nine months ended September 30, 2002, and $17.3 million for the year ended December 31, 2001. For the nine months ended October 31, 2002 and the fiscal year ended January 31, 2002, Entrada Networks achieved net revenues of $10.6 million and $13.3 million, respectively.

         In deciding to approve the merger, our board of directors considered the opinion, dated as of September 12, 2002, of FMV Opinions, Inc, as to the fairness to us of the consideration being paid under the merger agreement from a financial point of view. This favorable opinion and its accompanying cover letter were attached as Exhibits

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

99.9 and 99.10 to the Form 8-K/A filed with the Security and Exchange Commission on November 25, 2002 and sets forth assumptions made, matters considered and limitations on the review undertaken in connection with the opinion. This opinion is directed to the board of directors and is not a recommendation to shareholders with respect to any matter relating to the merger.

         Our director, Rohit Phansalkar, has an equity interest in HOV's proceeds from a sale or other disposition of Savant, and the value of that interest will be impacted by the successful completion of the merger.

         Our chairman, CEO and president, Kanwar Chadha, is the brother of Par Chadha, and Par Chadha is a beneficial owner of DBW. Our director and CFO, Davinder Sethi, is first cousin of Par Chadha, and Dr. Sethi has, from time to time, provided advice to HandsOn Ventures or other entities beneficially owned by HOV's beneficial owner, Par Chadha.

         Savant plans to derive an increasing amount of its revenue from the provision of services such as Project Life Cycle management, software application development and maintenance, and help desk support. Savant has designated Digital Boardwalk, Inc., which is owned by HOV, a preferred vendor for the delivery of these and other services.

         The executive finance operations of Savant are located within the offices of HOV and Savant pays to HOV rent as a sub-tenant.

         Complete details of the transaction were provided in the form 8-K filed with the Securities and Exchange Commission August 19, 2002, a form 8-K/A filed with the Securities and Exchange Commission October 11, 2002 and a form 8-K/A filed with the Securities and Exchange Commission November 25, 2002.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three and nine months ended October 31, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2002.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2002 and for the three and nine months ended October 31, 2002, have been made. The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the operating results for the full year.

Retained Operations

         On September 29, 2000, the Company had entered into a plan to discontinue its frame relay business. On October 13, 2000, Entrada Networks' Board of Directors approved a plan for the Company to explore strategic and

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

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

         The accompanying financial statements reflect the operations and financial position of Sync Research the frame relay business as a retained business for all periods reported in conformity with accounting principles generally accepted in the United States of America. All historical consolidated financial statements have been reclassified according to EITF 90-16, "Accounting for Discontinued Operations Subsequently Retained." In that regard, the "Net Loss" from discontinued operations of $426 shown on the filed consolidated statements of operations for both the three and nine months ending October 31, 2001 as filed on form 10-Q dated December 21, 2001, has been reclassified into operating expense accounts for cost of sales, selling and marketing, engineering, and general and administrative. The net loss for the periods remains the same as filed.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after July 1, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of SFAS 141 did not have a material effect on our financial position of results of operations.

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

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this Statement had no material impact on its financial statements.

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

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized.

BALANCE SHEET DETAIL

         Consolidated inventories at October 31, 2002 and January 31, 2002 consist of:

                                                          October 31, 2002   January 31, 2002
                                                          ----------------   ----------------
                  Raw material                                  $ 6,157          $ 6,599
                  Work in process                                   374               27
                  Finished goods                                  3,398            2,932
                                                                -------          -------
                                                                  9,929            9,558
                  Less: valuation reserve                        (6,012)          (5,459)
                                                                -------          -------
                                                                $ 3,917          $ 4,099
                                                                =======          =======

STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000,000 shares of Common Stock
                   2,000,000 shares of Preferred Stock

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three and nine months ended October 31, 2002 and 2001.

                                               Three Months Ended October 31,      Nine Months Ended October,
                                                       2002          2001              2002             2001
                                                       ----          ----              ----             ----
       Net income (loss) available to common

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

         stockholders used in basic EPS                 $865          $(988)            $1,367        $(7,228)
                                                        ====          =====             ======        =======
       Weighted average number of common shares
           used in basic EPS                      12,936,774     10,992,289         12,754,649     10,992,289
                                                  ==========     ==========         ==========     ==========

         We had net income for the three and nine month period ended October 31, 2002 and incurred a net loss for the same periods in 2001. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are included in the calculation of EPS because their effect would be dilutive. The following data shows the effect of including the effect of dilutive securities on determining the weighted average number of common shares used to compute diluted EPS.

                                                 Three Months Ended July 31,       Nine Months Ended July 31,
                                                     2002           2001               2002           2001
                                                     ----           ----               ----           ----
       Net income (loss) available to common
         stockholders used in basic EPS                 $865          $(988)            $1,367        $(7,228)
                                                        ====          =====             ======        =======
       Weighted average number of common shares
           used in basic EPS                      12,936,774     10,992,289         12,754,649     10,992,289
                                                  ==========     ==========         ==========     ==========
       Effect of dilutive securities:
         Stock benefit plans                          36,005            -               67,930            -
                                                  ----------     ----------         ----------     ----------
       Weighted average number of common shares
         and dilutive potential common
         stock used in diluted EPS                12,972,779     10,992,289         12,822,579     10,992,289
                                                  ==========     ==========         ==========     ==========

The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 1,256,628 and 1,725,258 for the three and nine months ended October 31, 2002 and 2,990,223 and 3,337,334 for the three and nine months ended October 31, 2001. Certain balances as of January 31, 2001 have been reclassified in the accompanying consolidated financial statements to conform with the current period presentation. These reclassifications had no effect on previously reported net loss or stockholder's equity.

COMMITMENTS

         Our credit facility with Silicon Valley Bank has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% which was 7.25% at October 31, 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility was renewed October 29, 2002 for one year. We are in compliance with our bank credit line covenants.

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

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at October 31, 2002. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

         Three customers, customer W, V and one other accounted for 46.1%, 16.0% and 10.7% of net receivables at October 31, 2002. At January 31, 2002, three customers each accounted for 47.0%, 14.2%, and 11.7% of net receivables.

         Customers accounting for more than 10% of net sales during the quarters ended October 31, 2002 and 2001:

                                                       October 31, 2002     October 31, 2001
                                                       ----------------     ----------------
                             Customer V                     33.8%                  57.1%
                             Customer W                     29.4%                   -
                             Customer X                      -                     16.8
                             Customer Y                      -                     11.9

OPERATING SUBSIDARY INFORMATION

Three Month Subsidiary Financial Information ended October 31, 2002:

We have three operating subsidiaries, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

                                                                               Torrey
                                              Rixon             Sync           Pines
                                              Networks          Research       Networks          Total
                                              --------          --------       --------          -----
                                                            Quarter ended October 31, 2002
Revenue from External Customers                $3,574           $  485              -           $4,059
Inter-Company Revenues                              -                -              -                -
                                               ------           ------           ----           ------
Total Revenues                                  3,574              485              -            4,059
                                               ------           ------           ----           ------
Net income (loss)                                 740              168            (43)             865
Depreciation and amortization expense             100               16             40              156
Valuation allowance additions                    (133)              (4)             -             (137)
Capital asset additions                             -                -             11               11
                                               ------           ------           ----           ------
Total Assets                                   $7,159           $1,302           $498           $8,959
                                               ======           ======           ====           ======

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

Three Month Subsidiary Financial Information ended October 31, 2001:

We have three operating subsidiaries, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

                                                                              Torrey
                                              Rixon           Sync            Pines
                                              Networks        Research        Networks        Total
                                              --------        --------        --------        -----
                                                            Quarter ended October 31, 2001
Revenue from External Customers                $1,880          $1,198             -           $3,078
Inter-Company Revenues                              -               -             -                -
                                               ------          ------          ----           ------
Total Revenues                                  1,880           1,198             -            3,078
                                               ------          ------          ----           ------
Net income (loss)                              (2,701)          1,749           (36)            (988)
Depreciation and amortization expense             303              36            33              372
Valuation allowance additions                       -               -             -                -
Capital asset additions                             -               -             -                -
                                               ------          ------          ----           ------
Total Assets                                   $6,830          $1,868          $648           $9,346
                                               ======          ======          ====           ======

Nine Month Subsidiary Financial Information ended October 31, 2002

                                                                              Torrey
                                              Rixon           Sync            Pines
                                              Networks        Research        Networks           Total
                                              --------        --------        --------           -----
                                                          Nine Months ended October 31, 2002
Revenue from External Customers                $9,121           $1,527              -           $10,648
Inter-Company Revenues                              -                -              -                 -
                                               ------           ------           ----           -------
Total Revenues                                  9,121            1,527              -            10,648
                                               ------           ------           ----           -------
Net income (loss)                               1,194              302           (129)            1,367
Depreciation and amortization expense             120               51            120               291
Valuation allowance additions                    (133)              (4)             -              (137)
Capital asset additions                             -                -             11                11
                                               ------           ------           ----           -------
Total Assets                                   $7,159           $1,302           $498           $ 8,959
                                               ======           ======           ====           =======

Nine Month Subsidiary Financial Information ended October 31, 2001

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)

-------------------------------------------------------------------------------

                                                                              Torrey
                                              Rixon           Sync            Pines
                                              Networks        Research        Networks         Total
                                              --------        --------        --------         -----
                                                          Nine Months ended October 31, 2001
Revenue from External Customers               $  5,356          $4,507             -           $9,863
Inter-Company Revenues                               -               -             -                -
                                              --------          ------          ----           ------
Total Revenues                                   5,365           4,507             -            9,863
                                              --------          ------          ----           ------
Net income (loss)                              (11,115)          3,923           (36)          (7,228)
Depreciation and amortization expense              354             105            33              492
Valuation allowance additions                        -               -             -                -
Capital asset additions                              -               -             -                -
                                              --------          ------          ----           ------
Total Assets                                  $  6,830          $1,868          $648           $9,346
                                              ========          ======          ====           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented. The periods presented include the operating results of Sync Research, Inc., the Company's frame relay business, beginning on September 1, 2000. On September 29, 2000, the Company had entered into a plan to discontinue its frame relay business. On October 13, 2000, Entrada Networks' Board of Directors approved a plan for the Company to explore strategic and financial alternatives for its frame relay business for the purpose of enhancing shareholder value. The Company had planned to complete disposition of its frame relay business by September 30, 2001.

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

         On August 15, 2002, we signed a definitive agreement to acquire Savant Consulting Group, Inc., a New Jersey-based provider of outsourced information technology solutions. We filed a Form 8-K with the SEC on August 19, 2002 describing the merger and including as an exhibit the Agreement and Plan of Merger with Exhibits A & B. On October 10, 2002 we filed Form 8-K/A with the SEC providing pro forma consolidated financial statements. On November 22, 2002 we signed an Amended and Restated Agreement and Plan of Merger that amends the transaction to a merger between our newly formed subsidiary Entrada Acquisitions, LLC and DBW, Inc., Savant's parent corporation. This Amended and Restated Agreement and Plan of Merger was provided as Exhibit 2.2 to the 8-K/A filed with the Securities and Exchange Commission on November 25, 2002. There are no changes to the exhibits to the merger agreement that were filed with the 8-K on August 19, 2002. The merger is with one of our subsidiaries, it complies with Delaware General Corporation Law and only board approval is required therefore the transaction will not be submitted for shareholder approval. This merger is subject to customary closing conditions.

         In consideration for the merger, DBW's shareholder HandsOn Ventures, LLC, a Santa Monica, California based venture capital firm, will receive cash and/or common stock and Series B preferred shares of Entrada Networks. This consideration is the same as in the prior merger agreement. The Series B Convertible Preferred Stock will have a liquidation value of $5,000,000. The Preferred Stock from and after the date of issuance until three years from its date of issuance, the Conversion Price per share for Preferred Shares shall be the average of the closing bid prices for the Common Stock on the Principal Market for the Common Stock as reported by Bloomberg for the twenty (20) trading days preceding August 15, 2002. After three years the conversion price will be the lower of either (i) be the average of the closing bid prices for the Common Stock on the Principal Market for the Common Stock as reported by Bloomberg for the twenty (20) trading days preceding August 15, 2002, or (ii) be the average of the closing bid prices for the Common Stock on the Principal Market for the Common Stock as reported by Bloomberg for the twenty (20) trading days preceding the date upon which the holders of such Preferred Shares shall have submitted to Entrada Networks, Inc. their written intention to convert all or a portion of the Preferred Shares held by them. The cash and/or common stock will have a value of $1,000,000 and will be payable in four installments over one year. The purchase price can increase by up to an additional $3,400,000, based upon the performance of Savant after the closing in the years 2003, through 2005. In the event that all the Series B Convertible Preferred Stock is converted into common stock and the $1,000,000 is paid all in common stock, HandsOn Ventures, LLC will own more than 74% of our shares.

         Savant, which is a preferred vendor to a number of Fortune 500 companies, was founded in 1997. Savant achieved net revenues of $17.3 million during the nine months ended September 30, 2002, and $17.3 million for the year ended December 31, 2001. For the nine months ended October 31, 2002 and the fiscal year ended January 31, 2002, Entrada Networks achieved net revenues of $10.6 million and $13.3 million, respectively.

         In deciding to approve the merger, our board of directors considered the opinion, dated as of September 12, 2002, of FMV Opinions, Inc, as to the fairness to us of the consideration being paid under the merger agreement from a financial point of view. This favorable opinion and its accompanying cover letter were attached as Exhibits 99.9 and 99.10 to this Form 8-K/A filed with the Security and Exchange Commission on November 25, 2002 and sets forth assumptions made, matters considered and limitations on the review undertaken in connection with the opinion. This opinion is directed to the board of directors and is not a recommendation to shareholders with respect to any matter relating to the merger.

         Our director, Rohit Phansalkar, has an equity interest in HOV's proceeds from a sale or other disposition of Savant, and the value of that interest will be impacted by the successful completion of the merger.

         Our chairman, CEO and president, Kanwar Chadha, is the brother of Par Chadha, and Par Chadha is a beneficial owner of DBW. Our director and CFO, Davinder Sethi, is first cousin of Par Chadha, and Dr. Sethi has, from time to time, provided advice to HandsOn Ventures or other entities beneficially owned by HOV's beneficial owner, Par Chadha.

         Savant plans to derive an increasing amount of its revenue from the provision of services such as Project Life Cycle management, software application development and maintenance, and help desk support. Savant has designated Digital Boardwalk, Inc., which is owned by HOV, a preferred vendor for the delivery of these and other services.

         The executive finance operations of Savant are located within the offices of HOV and Savant pays to HOV rent as a sub-tenant.

         Complete details of the transaction were provided in the form 8-K filed with the Securities and Exchange Commission August 19, 2002, a form 8-K/A filed with the Securities and Exchange Commission October 11, 2002 and a form 8-K/A filed with the Securities and Exchange Commission November 25, 2002.

Results of Operations/Comparison of the Three Months Ended October 31, 2002 and 2001

Net revenues. Net revenues were $4.1 million for the three months ended October 31, 2002, compared with $3.1 million for the three months ended October 31, 2001. The increase in net revenues in the three months ended October 31, 2002 resulted primarily from a major customer contract shipment in the third quarter of FY2003.

Gross profit. Cost of revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit increased to $2.2 million for the quarter ended October 31, 2002, compared with $2.0 million for the comparable quarter last year due to the higher revenue. Our gross margin was 53.9% for the three months ended October 31, 2002 as compared to 63.9% for the three months ended October 31, 2001.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.2 million, or 5.1% of net revenues for the quarter ended October 31, 2002, from $0.4 million and 11.7% of net revenues for the quarter ended October 31, 2001. The decrease in selling and marketing costs reflects primarily the expense reduction measures undertaken in the three months ended October 31, 2002.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.3 million, or 7.0% of net revenues, for the quarter ended October 31, 2002, compared with $0.7 million, or 23.4% of net revenues, for the quarter ended October 31, 2001. The decrease in research and development expenses was primarily due to reductions in our Torrey Pines Networks, Inc.'s storage area networks (SAN) new product development costs.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses were $0.6 million, or 14.0% of net revenues, for the quarter ended October 31, 2002 compared to $0.5 million, or 16.4 % of net revenues, for the quarter ended October 31, 2001.

Other operating expenses. Other operating expenses for the three months ended October 31, 2002, were $0.1 million or 3.0% compared with $1.3 million or 42.0% for the three months ended October 31, 2001. The prior year amount included severance costs associated with a reduction in staff associated with our products in Rixon Networks, Inc. and in Torrey Pines Networks.

Income taxes. There was no provision for income taxes for the three-month periods ended October 31, 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership from the merger August 31, 2000 that limits the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred taxable assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. On September 29, 2000, after completion of the merger on August 31, 2000, the Company had entered into a plan to discontinue the operations of the frame relay subsidiary and this business was subsequently reclassified as an operating unit in September 2001. The results of Sync Research, Inc. are consolidated with the other subsidiaries.

Results of Operations/Comparison of the Nine Months Ended October 31, 2002 and 2001

Net revenues. Net revenues were $10.6 million for the nine months ended October 31, 2002, compared with $9.9 million for the nine months ended October 31, 2001. The increase in net revenues in the nine months ended October 31, 2002 resulted primarily from a major customer contract of legacy networking adapter cards.

Gross profit. Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $5.0 million for both the nine months ended October 31, 2002 and 2001. Our gross margin was 47.4% for the nine months ended October 31, 2002, compared with 50.3% for the nine months ended October 31, 2001. The higher gross margin for the nine months ended October 31, 2001 was primarily due to the retention of Sync Research, Inc.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.6 million, or 5.9% of net revenues for the nine months ended October 31, 2002, from $2.7 million and 27.8% of net revenues for the nine months ended October 31, 2001. The decrease in selling and marketing costs reflects the expense reduction measures undertaken in the nine months ended October 31, 2002.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.9 million, or 8.0% of net revenues, for the nine months ended October 31, 2002, compared with $5.3 million, or 53.6% of net revenues, for the nine months ended October 31, 2001. The decrease in research and development expenses was primarily due to the reduction of new product development costs at Torrey Pines Networks.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses decreased to $1.6 million, or 14.9% of net revenues, for the nine months ended October 31, 2002 from $2.2 million, or 22.1% of net revenues, for the nine months ended October 31, 2001 reflecting the continued cost reduction program.

Other operating expenses. Other operating expenses for the nine months ended October 31, 2002, were $0.4 million, consisting of building reserves associated with the elimination of our facility in Annapolis Junction, Maryland. Other operating expenses for the nine months ended October 31, 2001, were $1.8 million for severance associated with our Torrey Pines, Inc. subsidiary.

Income taxes. There was no provision for income taxes for the nine-month periods ended October 31, 2002 and 2001. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We have had a change of ownership from the merger August 31, 2000 that limits the amount of any net operating loss carry forward we may use in a particular year. In addition, we provided a valuation allowance in full for our deferred tax assets as it is our opinion that it is more likely than not that some portion or all of the assets will not be realized.

Discontinued operations. As of October 31, 2001, the former Sync Research, Inc. frame relay business based in Irvine, California was retained and included in the presentation of the financial statements.

Liquidity and Capital Resources

         Cash flow used in operations was $727,000 during the nine months ended October 31, 2002 compared with $4.5 million for the nine months ended October 31, 2001. The decrease in cash flows used in operations reflects both a reduction in operating costs and a substantial increase in our net income from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the nine months ended October 31, 2002, operating cash flow reflected increases in cash used for accounts payable, accrued expenses and inventories offset by decrease in current assets and in other current liabilities. During the same nine months last year, our cash flow used in operations reflected decreases in accounts receivable along with accounts payable and accrued expenses.

         Our investing activities consist primarily of purchases of property, plant and equipment. Minor assets were sold in the nine months ended October 31, 2002. We purchased $2.1 million in equipment during the nine months ended October 31, 2001.

         Our financing activities during the nine months ended October 31, 2002 used cash flows of $0.6 million, primarily in connection with repayment of capital lease obligations and short term debt. During the nine months ended October 31, 2001, $3.4 million was used primarily in conjunction with repayment of short term debt.

         Our credit facility with Silicon Valley Bank has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% which was 7.25% at October 31, 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility was renewed October 29, 2002 for one year. We are in compliance with our bank credit line covenants.

         Outstanding borrowings against this line of credit were $1.3 million at October 31, 2002. We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2003. We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.


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

         All of our revenues and expenses are currently denominated in U.S. dollars and to date our business has not been affected by currency fluctuations. In the future, however, we could conduct business in several different countries and thus fluctuations in currency exchange rates could cause our products to become relatively more expensive in particular countries, leading to a reduction in revenues in that country. In addition, inflation in such countries could increase our expenses. In the future, we may engage in foreign currency denominated revenues or pay material amounts of expenses in foreign currencies and, in such event, may experience gains and losses due to currency fluctuations. Our operating results could be adversely affected by such fluctuations.

         We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Investments held for other than trading purposes do not impose a material market risk.

Item 4. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Part II. Other Information

Item 5. Other Information

Listing on OTCBB exchange

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

         On September 20, 2002 we received an additional Nasdaq Staff Determination that our proposed merger with DBW may constitute a reverse merger, as set forth in Nasdaq Marketplace Rule: 4330(f) and that in addition to demonstrating our ability to regain compliance with the current bid price deficiency we would be required to demonstrate our ability to sustain long term compliance with all applicable maintenance criteria. This determination also stated that should it be determined that the transaction with DBW constitutes a reverse merger, the post-transaction entity would be required to meet all the initial inclusion criteria for the Nasdaq SmallCap Market, including a $4.00 per share bid price and a $5 million market value of publicly held shares. A hearing was held on September 26, 2002 attended by our CEO and CFO and at that hearing we were requested to submit a plan to achieve a $4.00 per share bid price post-merger.

         On October 22, 2002, a temporary exemption was granted from the minimum bid price per share of $1.00. Our common stock continued to be listed, temporarily, on the Nasdaq SmallCap Market via an exception from the minimum bid price requirement of $1.00 under Nasdaq Marketplace Rule 4310(c), pursuant to the following: (i) while we failed to meet this requirement as of August 13, 2002, we were granted a temporary exception from this standard subject to our meeting certain conditions, including making, on or before November 4, 2002, a public filing with the SEC and with Nasdaq seeking shareholder approval to effect a reverse stock split at a ratio sufficient to satisfy the minimum bid price requirement of $1.00 under Nasdaq Marketplace Rule 4310(c), and (ii) on or before December 31, 2002, demonstrating a closing bid price of at least $1.00 per share and, immediately thereafter, maintain a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. The temporary exemption became effective October 25, 2002.

         In order to fully comply with the terms of this exception, we had to also be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. The temporary exception was to expire on December 31, 2002.

         On October 29, 2002, we announced that our Board of Directors had reviewed the feasibility of a reverse stock split to comply with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq SmallCap Market under Marketplace Rule 4310(c) or a minimum bid price requirement of $4.00 per share if the pending transaction to acquire Savant Consulting Group, Inc. is consummated. The Board considered the effort and costs that would be incurred to effectuate such a reverse stock split, including obtaining the shareholder approval necessary to effect the change. The Board considered the historical negative effect of reverse stock splits on valuations, the lack of any market makers for our stock, and the low probability that we would be able to uphold the bid price criterion while maintaining compliance with other criteria such as the number of round-lot shareholders and the number of publicly held shares.

         In light of the above considerations, the Board determined that it was not in the best interest of its shareholders to effect a reverse stock split at this time. On October 31,2002 we were delisted from the Nasdaq Small Cap Market and began trading on the Over the Counter Bulletin Board (OTCBB) exchange.

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

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.10 Silicon Valley Bank Amendment to Loan Documents dated October 29, 2002

         (b) Reports on Form 8-K

             Our Form 8-K filed August 16, 2001 giving notice of NASDAQ
             Delisting.

             Our Form 8-K filed August 19, 2002 announcing our acquisition of Savant Consulting Group.

             Our Form 8-K filed August 20, 2002 covering our appeal of Nasdaq's delisting decision.

             Our Form 8-K/A filed October 11, 2002 providing consolidated financial statements for our merger.

             Our Form 8-K filed October 25, 2002 describing the exception granted by Nasdaq.

             Our Form 8-K filed October 30,2002 describing our decision not to effectuate a reverse stock split.

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

               ENTRADA NETWORKS, INC.

               By:  /s/ Davinder Sethi
                  -------------------------------------
                  Davinder Sethi, Ph.D.
                  Chief Financial Officer
                  Principal Accounting Officer

                  Date: November 26, 2002

                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Kanwar J.S. Chadha, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entrada Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ Kanwar J.S. Chadha,
-----------------------
Kanwar J.S. Chadha, Ph.D.
Chief Executive Officer

                             ENTRADA NETWORKS, INC.
                             ----------------------
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
-------------

I, Davinder Sethi, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Entrada Networks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ Davinder Sethi
------------------
Davinder Sethi, Ph.D.
Chief Financial Officer

SUBSIDIARIES OF THE REGISTRANT

Rixon Networks, Inc., a Delaware corporation

Sync Research, Inc., a Delaware corporation

Torrey Pines Networks, Inc., a Delaware corporation