Form 10-K
period 2003-01-31
ENTRADA NETWORKS INC
filed 2003-04-30
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Common Stock, Par Value $0.001                  OTCBB
           Title of each class        Name of exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

The Registrant's revenues for its recent fiscal year were $13,630,900.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on July 31, 2002 was $1,651,541.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on March 31, 2003 was $2,503,452.

Number of shares outstanding of the Registrant's only class of common stock as of March 31, 2003 (the latest practicable date): 12,936,774.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business................................................................   1
            Understanding Our Market............................................................   1
            Our Strategic Plan..................................................................   1
            Markets for Our Products............................................................   2
            Storage Area Networking Market......................................................   2
            Sales and Marketing.................................................................   3
            Customers and Markets...............................................................   3
            Customer Service and Support........................................................   3
            Engineering, Research and Development...............................................   3
            Manufacturing and Quality...........................................................   3
            Working Capital Practices...........................................................   4
            Forward-Looking Statements--Cautionary Statement....................................   5
            Risk Factors........................................................................   5
            Definitions.........................................................................  12
Item 2.  Properties.............................................................................  14
Item 3.  Legal Proceedings......................................................................  14
Item 4.  Submission of Matters to a Vote of Security Holders....................................  14

                                     PART II

Item 5.  Market for Company's Common Equity and Related Matters.................................  14
Item 6.  Selected Financial Data................................................................  17
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................................  18
            Results of Operations: Comparison of the Years Ended January 31, 2003 and 2002......  18
            Results of Operations: Comparison of the Years Ended January 31, 2002 and 2001......  19
            Liquidity and Capital Resources.....................................................  22
            Effects of Inflation and Currency Exchange Rates....................................  23
            New Accounting Standards............................................................  23
            Critical Accounting Policies and Estimates..........................................  24
            Other Matters.......................................................................  24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................  24
Item 8.  Financial Statements and Supplementary Data............................................  25
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  25

                                    PART III

Item 10. Directors and Executive Officers of the Company........................................  26

Item 11. Executive Compensation.................................................................  28
            Compliance with Section 16(a) of the Exchange Act...................................  29
Item 12. Security Ownership of Certain Beneficial Owners and Management.........................  30
Item 13. Certain Relationships and Related Transactions.........................................  31

                                     PART IV

Item 14  Controls and Procedures................................................................  32
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  32

SIGNATURES......................................................................................  35

Certification Pursuant To Rule 13-A-14 Of The Securities Act Of 1934 As Adopted Pursuant To
   Section 302 Of The Sarbanes-Oxley Act Of 2002 for Kanwar J. S. Chadha, PhD.                    36

Certification Pursuant To Rule 13-A-14 Of The Securities Act Of 1934 As Adopted Pursuant To
   Section 302 Of The Sarbanes-Oxley Act Of 2002 for Davinder Sethi, PhD.                         37

Index to Consolidated Financial Statements                                                       F-1

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

Item 1. Description of Business

Entrada Networks, Inc., through its three wholly owned subsidiaries, is in the business of developing, marketing and selling products for network connectivity.

Our Torrey Pines Networks ("Torrey Pines") segment is currently in the design, development and product introduction phase and we are working toward the manufacture, marketing and selling of storage area network ("SAN") transport products.

Our Rixon Networks ("Rixon") segment designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks.

Our Sync Research ("Sync") segment designs, manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad.

In September 2000, our Board of Directors concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue the Sync business. On September 6, 2001, we announced a restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. continues to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of Entrada Networks.

Our financial statements reflect the retained financial position of the frame relay business. Prior financial periods have been reclassified to reflect the Sync retention. Unless otherwise specifically noted, this Annual Report refers to the Entrada business that includes our Rixon Networks, Sync Research, and Torrey Pines subsidiaries.

Understanding Our Market

(A glossary can be found beginning on page 12 for technical terms used throughout this document.)

Our Strategic Plan

o Develop Storage over Light Transport Products. Torrey Pines has been engaged in developing the next generation products that extend the range of the storage area networks. We have received certifications for our first Silverline'TM'-CWDM product line, and are in the process of introducing it into the market. Designed to interconnect geographically separate data centers, the Silverline'TM'-CWDM is our first fully optical Linux based 8-channel/4-port coarse wave division multiplexing ("CWDM") product line that is based on our patent-pending technology. It is a multi-protocol aggregation device that supports Fibre Channel, Gigabit Ethernet, fibre connectivity ("FICON") or enterprise system connection ("ESCON") to a mainframe and SONET, on one fully customized system.

o Continue Providing Network Connectivity Products. Rixon continues providing products including network interface, or "adapter," cards that allow computers, servers, load balancers and other devices to connect to a local area network ("LAN"). These network interface cards support both the widely employed fast Ethernet protocol and the emerging gigabit Ethernet protocol. Our products have already achieved acceptance among OEM's of server and other network products.

o Continue Providing Services to Business Critical Applications Needing Packetized Frame Relay Devices. Sync develops, manufactures, markets, supports and sells wide-area network ("WAN") access and management products and services designed to economically and reliably support business critical applications across carrier provided packetized transmission services, such as frame relay.

Frame relay is a low-latency frame-switched WAN protocol recognized for, its deployment flexibility and its ability to combine incompatible "protocols," such as International Business Machines Corporation's mainframe Systems Network Architecture ("SNA") and client/server Transmission Control Protocol/Internet Protocol ("TCP/IP"), onto a single telecommunications circuit. Frame relay represents a cost-effective and stable technology that provides a smooth migration to asynchronous transfer mode and other broadband services generally used in the backbone of many of these service providers.

Sync's strategy is to produce reliable and value-added network access devices and management software applications that are engineered to support mission-critical applications over frame relay and other digital services at a favorable cost of ownership. Sync's FrameNode'TM'- line of frame relay access devices and frame relay access routers converge business critical SNA, IP/IPX and voice/fax branch applications across frame relay. Sync's circuit management solutions consist of WAN probes and application software that improve the availability and performance of frame relay networks by providing extensive problem isolation and troubleshooting capabilities and proactive performance and service-level management. Sync's TyLink'TM'- line of digital transmission products including data service units and channel service units ("DSU/CSU") and Integrated Services Digital Network ("ISDN") termination products, are the basic elements that provide low cost connectivity to a digital WAN.

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

Sync sells to resellers, distributors, OEM partners and a number of Regional Bell Operating Companies and Inter-exchange Carriers. Current partners include, AT&T, MCI WorldCom, Electronic Data Systems and Geico. Sync believes that its relationships provide sufficient alternative channels of fulfillment to serve the needs of middle and upper market customers. Also, Sync utilizes a distribution and value-added reseller ("VAR") channel as a primary distribution channels for its digital transmission products.

Markets for Our Products

Our products address the growing connectivity needs for networked high bandwidth data communications. The networking industry has experienced dramatic growth since the early 1990's as corporations discovered increasing value in connecting desktop devices through local area networks. The emergence of the Internet as a cost-efficient data transport medium accelerated this movement and moved the revenue opportunity beyond the LAN to the MAN and WAN environments. Our products address the demand for connectivity solutions in the traditional data networking markets plus the emerging market for storage area networking. There can be no assurance that the prospects for growth cited in the following discussion regarding the traditional data networking markets or of the storage area networking market will prove accurate.

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

Sales and Marketing

Rixon's current sales and marketing activities are concentrated on increasing market and account penetration for the existing fast and gigabit Ethernet network connectivity product lines whose customers are primarily OEM server, computer and peripheral vendors. Torrey Pines' is concentrating on gaining customer acceptance of the Silverline'TM'-CWDM product line by large OEMs. Sync's sales and marketing strategy focuses on developing relationships with end-user middle market enterprises through its existing customer base and promote Sync's products and drive demand for its products and services. The primary roles of Sync's sales efforts are (i) to assist end user customers in addressing complex network problems; (ii) to differentiate the features and capabilities of Sync's products from competitive offerings; and (iii) provide support to channel partners.

Our sales and marketing organization for the three subsidiaries at January 31, 2003 consisted of six (6) individuals, including managers, sales representatives, and support personnel. The current channel mix is approximately 63.4% OEM, 7% indirect and 29.6% other. We support our customers by providing product training, regular mailing of promotional and technical material, telephone and other technical support.

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

Sync follows a sales strategy relying primarily on leveraging resellers, distributors, and a number of Service Providers as delivery channels for its products, including several partners serving the international market. Sync utilizes a distribution and value-added reseller channel as its primary distribution channel for the digital transmission products. Sync has from time to time entered into OEM relationships with selected internetworking companies and will continue to develop such relationships as appropriate.

For fiscal 2003, Cisco accounted for 56.9% of our net revenues. Cisco accounted for 19.6% and Solectron accounted for 11.3% of our net revenue for the year ended January 31, 2002, and CISCO accounted for 40.0% and Solectron accounted for 25.2% of our net revenue for the year ended January 31, 2001.

Customer Service and Support

Our customer service organization is structured to assist OEM and system integrator accounts. Post-sales support for all of our customers include, product warranty against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and previously, lifetime warranties for certain legacy products. Telephone technical support programs for hardware and software generally cover the first 12 months from purchase. On-site support and shared support agreements are designed to provide a high level of service to fulfill a broad spectrum of customer needs. As of January 31, 2003 there were three (3) employees working in customer service and support.

Engineering, Research and Development

As of January 31, 2003, there were eight (8) employees working in our engineering, research and development area. Our research and development expenditures were $1.2 million for the fiscal year ended January 31, 2003. Our efforts are targeted to achieve technological advances that will allow us to introduce innovative products to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. Our team works closely with our systems engineering staff performing continuous evaluations of customer needs, emerging trends and technical challenges in order to identify new market opportunities while simultaneously focusing on our customers' strategic requirements.

Manufacturing and Quality

Our products are manufactured on an outsourced basis from various contract manufacturers. Final assembly, test and quality assurance are performed by us at our Irvine, California facility.

Our manufacturing strategy is to outsource all repetitive operations to top-tier, third party contract manufacturers. These manufacturers provide us with access to enhanced supply chain agreements, volume purchasing power, a lower cost labor base, and improved quality and process control. We concurrently undertake manufacturing engineering with development engineering to ensure that reliable, high yield and low cost manufacturing processes that meet our customers' manufacturing standards are designed into our products from inception. We perform final integration and testing at our Irvine, California facility.

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

As of January 31, 2003, there were ten (10) employees working in our manufacturing, repair, test, shipping, receiving, purchasing, inventory control.

Working Capital Practices

We have historically maintained high levels of inventories to meet the output requirements of our customers and to ensure an uninterrupted flow of inputs from our suppliers. As of January 31, 2003, we had 183 days of inventory on hand.

Between fiscal 2001 and Fiscal 2002, we changed our inventory strategy to better support our customers. Our inventory turnover ratio (cost of sales/average net inventory) was 1.8 in fiscal 2002 compared to 4.0 in fiscal 2001. The drop in turnover ratio or the relatively high level of inventory reflects the drop in sales from fiscal 2001 to fiscal 2002 and the retention of the Sync Research inventories. We have made significant increases to our reserves as shown below in our inventory recap from the form 10-K from January 31, 2002 with the increase in reserves from 41.9% on January 31, 2001 to 57.1% on January 31, 2002. The inventory we carry allows us to have resources available to anticipate a market upswing. Many of our products require custom parts with longer than average lead times and our inventory levels support our ability to provide fast response to increased customer needs at the same time recognizing the need for conservative inventory valuations. We have continued this strategy during fiscal year 2003. During fiscal year 2003, $2.4 million in raw material parts was disposed of and written off against the valuation reserve.

                                                          Fiscal Year 2002
                                             -----------------------------------------
                          Fiscal Year 2003
                            Consolidated     Consolidated   Less Sync   Net comparable   Fiscal Year 2001
                          ----------------   ------------   ---------   --------------   ----------------
Raw material                   $ 3,736          $ 6,599      $ 1,172        $ 5,427           $ 5,659
Work in process                    163               27           --             27               672
Finished goods                   3,486            2,932        1,790          1,142             1,645
                               -------          -------      -------        -------           -------
                                 7,385            9,558        2,962          6,596             7,976
Less: Valuation reserve         (3,809)          (5,459)      (2,432)        (3,027)           (3,340)
                               -------          -------      -------        -------           -------
                               $ 3,576          $ 4,099      $   530        $ 3,569           $ 4,636
                               =======          =======      =======        =======           =======

We perform ongoing credit evaluations of each of our customers' financial condition and we extend unsecured credit related to the sales of various products. For fiscal 2003, Cisco accounted for 45.9%, MCI Worldcom accounted for 31.9% and Ingram Micro accounted for 10.9% of our net receivables. Cisco accounted for 47.0%, Wells Fargo Bank accounted for 14.2%, and Solectron accounted for 11.7% of net receivables at January 31, 2002. Our days sales outstanding ("DSO") was at 36 days at January 31, 2003 and 53 days at January 31, 2002

Forward-Looking Statements--Cautionary Statement

Certain statements in this Annual Report on Form 10-K, in our future filings with the Securities and Exchange Commission, in our press releases and in our oral statements made with the approval of an authorized executive officer are forward-looking statements, including, but not limited to, Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this form 10-K. These forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, are not historical facts but rather reflect current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company's current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, our ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in this form 10-K

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described in the following section. We specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Risk Factors

In connection with the safe harbor contained in the Private Securities Litigation Reform Act of 1995 we are hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Any such statement is qualified by reference to the following cautionary statements:

o Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and SAN transport equipment is extremely competitive and we expect competition to continue to intensify in the future. Our primary sources of competition include Adaptec, Intel Corporation, Interphase, CNT, Vixel, ADVA, ONI Systems Corporation, and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources as well as greater name recognition and larger MCI Worldcomase than us. Our competitors may have more extensive customer relationships than us, including relationships with our potential customers. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenue.

     We operate in a market where emerging companies enter the markets in which we are competing and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect its business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors, or that the competitive factors we will face will not have a material adverse effect on our business, operating results and financial condition.

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

     In addition, as we introduce new or enhanced products, we must also manage the transition from older products to newer products. If we fail to do so, we may disrupt customer ordering patterns or may not be able to ensure that adequate supplies of new products can be delivered to meet anticipated Wells Fargo Bankemand. Any failure to effectively manage this transition may cause us to lose current and prospective customers.

o Concentration of revenue and accounts receivables. We have a limited number of customers which account for a significant proportion of our net revenues and accounts receivables. The loss of one or more major customers, or their inability to pay, could materially and adversely effect our business, operating results and financial condition.

o Prior to the fiscal year 2003, ending January 31, 2003, we incurred net losses over the previous three years and may experience future losses. We have incurred losses from continuing operation during the years ended January 31, 2002, 2001, and 2000 and of $10.7 million, $17.7 million, and $3.4 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. We believe we have sufficient credit lines and working capital to meet our planned level of operations in the future. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

o Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers. Most of our potential customers evaluate our network connectivity and storage area products for integrated deployment in larger systems. There are a limited number of potential customers for our products. If we are not selected by a potential Solectronor particular system projects, our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling integrated solutions based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet Wells Fargo Bankemands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

o The time that our customers and potential customers require for testing and qualification before purchasing our networking products can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, even after deciding to purchase our products, our customers may take several years to deploy our products. The timing of deployment depends on many factors, including the sophistication of a CISCOnd the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is influenced by a variety of factors beyond our control, including: our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

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

o If we are unable to hire or retain highly skilled personnel, we may not be able to operate our business successfully. Our future success depends upon the continued services of our key management, sales and marketing, and engineering personnel, many of whom have significant industry experience and relationships. Many of our personnel, in particular, Dr. Kanwar J.S. Chadha, our President and Chief Executive Officer and Dr. Davinder Sethi, our Chief Financial Officer would be difficult to replace. We do not have "key person" life insurance policies covering any of our personnel. The loss of the services of any of our key personnel could delay the development and introduction of, and negatively impact our ability to sell, our products. In addition, we will need to hire additional personnel for most areas of our business, including our sales and marketing and engineering operations..

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

o The markets that our products address are governed by regulations and evolving industry standards. The market that we sell and deploy our products into is characterized as being highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customers and we are not aware of any standards based product modifications currently required. To the extent non-compliance with such standards has a detrimental effect on CISCOcceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. We are a member of several standards committees, which enables us to participate in the development of standards for emerging technologies. However, as the standards evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance, with the various existing and evolving industry standards could delay introduction and acceptance of our products, which could materially and adversely affect our business, operating results and financial condition.

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

     Our product backlog on January 31, 2003 was approximately $2.5 million, compared with a backlog of $1.9million at January 31, 2002. In addition to this our service backlog on January 31, 2003 was approximately $0.6 million. We include in our backlog only orders confirmed with a purchase order for products and services to be shipped or provided to our customers with approved credit status within twelve months.

o Seasonality. Our revenues are impacted by the buying patterns of our customers, including but not limited to cultural and religious holidays in Asia, Europe and the United States, and other factors. Our revenue have historically been weaker in the first half of a fiscal year and stronger in the second half.

o Our business may be adversely affected by competitive pressures, which we must react to. The industry we compete in is characterized by declining prices of existing products, therefore continual improvements of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to Wells Fargo Bankemands or competitive pressures, or to pursue new product or market opportunities, we may take certain pricing or marketing actions, such as price reductions, volume discounts, or provisions of services at below market rates. These actions could materially and adversely affect our business, operating results and financial condition.

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

o Patents, trademarks and licenses. We currently hold nine patents and have two patents pending for our Silverline'TM'product design. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, by maintaining certain technology as trade secrets and by other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged; that such intellectual property rights will provide competitive advantages to us; or that any of our future patent applications, if any, will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, or that our competitors will not duplicate our technology or "design around" the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

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

o Employees. As of January 31, 2003 we had 35 employees and independent contractors, including eight (8) in engineering, ten (10) in manufacturing, test, repair and quality assurance, six (6) in sales, sales support and marketing, three (3) in customer service and support, seven (7) in administration, and one (1) executive. None of our employees are represented by a collective bargaining agreement, and we believe that relations with our employees are good, but we could be at risk if one or more employees choose to leave.

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

Item 2. Properties.

We lease 58,000 square feet of office, manufacturing and distribution space as detailed below.

Our facilities under lease include:

Location                       Square Footage         Facility Type                     Expiration Date
----------------------------   --------------   -------------------------               ----------------
Annapolis Junction, Maryland       35,000       Unoccupied Office/Labs/Manufacturing    October 31, 2004
Irvine, California                 23,000       Office/Labs/Manufacturing               August 14, 2004

We believe that our existing facilities are and will remain adequate for the foreseeable future. We have consolidated all of our operations at our Irvine, California facility. Our Annapolis Junction, Maryland facility is unoccupied. We are actively marketing our Maryland facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

Entrada Networks, Inc., plans to hold its next annual meeting in the near future this fiscal year.

                                     PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Our common stock was traded on Nasdaq under the symbol ESAN until October 30, 2002, when our securities started trading on the OTCBB continuing under the symbol ESAN. Prior to August 31, 2000, we traded under the ticker symbol SYNX.

The following table sets forth the high and low closing prices for our common stock as reported in the Nasdaq SmallCap and the OTCBB Market for the periods indicated.

Fiscal 2001                                          High    Low
-----------                                         -----   -----
Quarter from February 1, 2000 to April 30, 2000     $5.41   $1.75
Quarter from May 1, 2000 to July 31, 2000           $4.75   $2.53
Quarter from August 1, 2000 to October 31, 2000     $7.31   $2.75
Quarter from November 1, 2000 to January 31, 2001   $4.44   $1.56

Fiscal 2002
-----------

Quarter from February 1, 2001 to April 30, 2001     $3.88   $0.75
Quarter from May 1, 2001 to July 31, 2001           $1.32   $0.20
Quarter from August 1, 2001 to October 31, 2001     $0.28   $0.09
Quarter from November 1, 2001 to January 31, 2002   $0.22   $0.09

Fiscal 2003
-----------

Quarter from February 1, 2002 to April 30, 2002     $0.25   $0.09
Quarter from May 1, 2002 to July 31, 2002           $0.35   $0.16
Quarter from August 1, 2002 to October 31, 2002     $0.19   $0.06
Quarter from November 1, 2002 to January 31, 2003   $0.05   $0.26

Equity Compensation Plan Information as of January 31, 2003:

                                                                              Number of Securities
                                                                             Remaining Available for
                        Number of Securities to be     Weighted-Average       Future Issuance under
                         Issued Upon Exercise of       Exercise price of    Equity Compensation Plans
                           Outstanding Options,      Outstanding Options,     (Excluding Securities
                           Warrants and Rights        Warrants and Rights    Reflected in Column (a))
                        --------------------------   --------------------   -------------------------
                                   (a)                       (b)                       (c)
Plan category
Equity Compensation
   Plans Approved by
   Security Holders             1,506,742                   $2.65                   2,169,292

Equity Compensation
   Plans Not Approved by
   Security Holders             1,998,834*                  $0.25                          --
                                ---------                   -----                   ---------

Total                           3,505,576                   $1.28                   2,169,292

* Represents 1,923,077 warrants issued to HandsOn Ventures, LLC. and 75,757 warrants issued to Silicon Valley Bank to acquire our common stock.

See Note K to the Consolidated Financial Statements for information regarding the material features of the above plans approved by security holders.

On March 31, 2003, the closing sale price for our common stock was $0.27 per share. There is no assurance that a market in our common stock will continue.

As of March 31, 2003 (the latest practicable date) there were approximately 927 shareholders of record, including brokerage firms and nominees, of our common stock, and more than 10,200 beneficial shareholders.

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

Item 6. Selected Financial Data

The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31, 2003. The selected consolidated statement of operations data set forth below for each of our five most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2003 and 2002, are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for the fiscal year ended January 31, 2000 and 1999, and the consolidated balance sheet data set forth below at January 31, 2001, 2000 and 1999 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our merger and discontinued operations, included elsewhere in this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The historical financial information for fiscal 2001 has been restated to reflect the retention of Sync Research, Inc. as a subsidiary of Entrada Networks effective July 2001. The historical figures for net income (loss) did not change.

                                                          Fiscal Year Ended January 31,
                                               ---------------------------------------------------
                                                 2003      2002       2001       2000       1999
                                               -------   --------   --------   --------   --------
Statement of Operations Data:

Net revenue                                    $13,631   $ 13,263   $ 25,657   $ 28,771   $ 29,007

Net income (loss) from continuing operations   $ 1,742   $(10,650)  $(17,728)  $ (3,387)  $ (3,716)

Net income (loss) per share:

   Basic                                       $  0.14   $  (0.66)  $  (2.98)  $  (0.80)  $  (0.88)
   Diluted                                     $  0.14   $  (0.66)  $  (2.98)  $  (0.80)  $  (0.88)

Balance Sheet Data:
Cash & cash equivalents                        $   808   $    698   $  9,953   $    112   $    198
Short- term investments                             45         --         --         --         --
Restricted cash                                    300        300        300         --         --
Working capital                                  3,506      1,127      7,815      4,209      1,066
Total assets                                     7,671      9,439     22,012     16,544     16,750
Total debt (including capital leases)              542        828      4,093      2,878      4,825
Stockholders' equity (deficit)                   4,910      3,238     10,136    (14,706)   (11,319)

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

The results of operations reflect our activities and our wholly owned subsidiaries; this consolidated group is referred to individually and collectively as "We" and "Our". Our subsidiaries operate in different business segments. Revenue and gross profit information for the subsidiaries is provided, we plan to provide additional financial information on the subsidiaries as it becomes formalized in future form 10-Q's and form 10-K's.

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated audited financial statements and related notes thereto.

In September 2000, our Board of Directors concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business operated by Sync. On September 6, 2001, we announced our restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks. Our financial statements reflect the operations and financial position of the frame relay business as a discontinued operation for some of the periods reported. Unless otherwise specifically noted, this Annual Report refers to the Entrada business and not to the former Sync business. Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Other Risk Factors" section of this Annual Report on Form 10-K, as well as the "Financial Risk Management" and "Future Growth Subject to Risks" sections contained herein, which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

Results of Operations: Comparison of the Years Ended January 31, 2003 and January 31, 2002

Net revenue. Our consolidated net revenue from continuing operations was $13.6 million for fiscal 2003, compared with $13.3 million for fiscal 2002. Product revenues increased to $12.2 million for fiscal 2003 from $10.1 million in fiscal 2002. The increase in product revenue for fiscal 2003 resulted primarily from increased revenue from OEMs and end users of networking adapter card products. Service revenue decreased from $3.1 million in fiscal 2002 to $1.4 million in fiscal 2003. The decrease was due primarily to a decline in major frame relay service customer renewals.

Our Sync Research net revenues from the frame relay and service business declined 63.9% to $1.9 million for the fiscal year ended January 31, 2003 compared to $5.5 million net revenues for the fiscal year ended January 31, 2002. The largest portion of the drop for the fiscal year ended January 31, 2003 came from a 75.6% drop in frame relay product net revenues from $2.2 million in the fiscal year ended January 31, 2002 to $0.5 million for the fiscal year ended January 31, 2003. This drop was due to several large one-time orders in fiscal year 2002 and market impact of the discontinuance of the business prior to it being retained.

Our Sync Research service revenue declined $1.8 million or 55% compared to fiscal year 2002 primarily due to the loss of several major service customers.

Our Rixon Networks net revenues were primarily from adapter card product revenues. These product revenues increased $3.8 million or 47.2% to $11.7 million for the fiscal year ended January 31, 2003 over $7.9 million the fiscal year ended January 31, 2002. This was primarily due to an increase in our original equipment manufacturer's business.

We had no revenues in our Torrey Pines Network subsidiary.

Gross profit. Cost of revenues consists principally of the costs of components, subcontract assembly from outside contract manufacturers, and in-house system integration, quality control, final testing, configuration costs and outside service costs. Gross profit increased to $6.5 million for the fiscal 2003 from $5.5 million for fiscal 2002. Our gross margin increased to 47.8% for the fiscal year ended January 31, 2003 from 41.5% for fiscal 2002. The increase in gross margins resulted primarily from our cost reductions that included both facility consolidations and personnel reductions.

Our Sync Research gross profit of $1.1 million for the fiscal year ended January 31, 2003 dropped by $2.1 million or 70.0% compared to $3.0 million for the fiscal year ended January 31, 2002. This was primarily due to a 48% drop in service gross profit to $1.1 million due to fewer support customers and a frame relay product gross profit drop to $0.0 million due to close outs done during the period.

Our Rixon Networks gross profit of $5.4 million increased by $2.9 million or 116% for the fiscal year ended January 31, 2003 over the gross profit of the prior fiscal year of $2.5 million. Increased net revenues and personnel and facility cost reductions during the fiscal year in combining our Annapolis Junction, MD and our San Diego, CA facilities into our Irvine, CA facility of $0.9 million were the major elements of the increase.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased to $0.8 million for fiscal 2003 from $3.4 million for fiscal 2002. The reduction in selling and marketing costs reflects personnel reductions and facility consolidations in fiscal 2002. As a percentage of revenue, selling and marketing expenses decreased to 6.1% for fiscal 2003 from 25.9% for fiscal 2002.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and
                                      18
development expenses decreased to $1.2 million, or 8.6% of net revenue, for fiscal 2003, compared with $6.5 million, or 49.0% of net revenue, for fiscal 2002. The decrease in research and development expenses was primarily due to cost savings achieved through the consolidation of facilities and personnel reductions.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and occupancy costs. General and administrative expenses were $2.1 million, or 15.7% of net revenue, for fiscal 2003, compared with $4.0 million, or 30.4% of net revenue, for fiscal 2002. The decrease in general and administrative expenses is primarily due to the consolidation of all of our operations in our Irvine, CA facility and organizational restructuring during fiscal year 2003

Other operating expenses. Other operating expenses for fiscal 2003 include a $0.5 million reserve recorded against our closed facility in Annapolis Junction, MD. This is a decrease from the fiscal 2002 other operating expense of $1.7 million which included expenses from the staff reductions and severance through the closure of our Annapolis Junction, MD and San Diego, CA facilities and the reduction in our marketing, sales, and research and development.

Income taxes. There was no provision for income taxes for fiscal years 2003 and 2002. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We had a change of ownership in fiscal year 2001 that will limit the amount of any net operating loss carry forward we may use in a particular year.

Discontinued operations. In September 2000, our Board of Directors had concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business operated by Sync. On September 6, 2001, we announced our restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks. For more details on the discontinued operation, please refer to the "Results of Operations: Comparison of the Years Ended January 31, 2002 and January 31, 2001", Discontinued operations section.

Results of Operations: Comparison of the Years Ended January 31, 2002 and January 31, 2001

With the reclassification of Sync Research, Inc. as an operating unit during the third quarter of fiscal year ended January 31, 2002, the historical figures for the "Loss from Discontinued Operations" for twelve months ended January 31, 2001, as previously reported of $(155,000), was reclassified as an adjustment to operating expenses in cost of sales of $67,000; selling and marketing of $18,000; engineering of $30,000; and general and administrative of $40,000. To provide comparable financial statements, the prior period statements of operations reflect the reclassification of the impaired inventory of $2.2 million as a charge to "cost of sales", and $4.8 million as of January 31, 2001 and 2000, respectively of the disposal to "other expenses" leaving $3.4 million remaining as the (income) loss on discontinued operations. The $3.4 million offsetting balances in fiscal 2001 and fiscal 2002 income statements are the balance of the goodwill of $4.3 million reduced by the $0.9 million Sync Research income at the interim period when Sync was retained. As a result of the decision to discontinue and retain Sync Research, Inc., there were no material commitments or contingencies. The historical figures for net loss did not change for the year ended January 31, 2001 and 2000. The details of the discontinued operation and its subsequent retention are detailed in "Discontinued
Operations" below. As a result of the decision to discontinue and then retain Sync Research, Inc., there were no material commitments or contingencies. The historical figures for net income (loss) did not change. There is also a separate $2.8 million inventory impairment charge included in Cost of Revenues that is described in more detail under the section "Gross Profit" below.

Net revenue. Our consolidated net revenue from continuing operations was $13.3 million for fiscal 2002, compared with $25.7 million for fiscal 2001. Ninety three percent (93.0%) of the decrease in net revenue for fiscal 2002 resulted primarily from decreased revenue of networking adapter products to our largest OEM's which decreased by $11.5 million or 65.9% in fiscal 2002 as compared to fiscal 2001. This was due to the significant market downturn in calendar year 2001 and to a lesser degree to distributors of remote access and print server products.

Gross profit. Cost of sales consists principally of the costs of components, subcontract assembly from outside contract manufacturers, and in-house system integration, quality control, final testing and configuration costs. Gross profit increased to $5.5 million for the fiscal 2002 from $4.5 million for fiscal 2001. The increase in gross margins resulted primarily from the Company returning to normal margins.

There were two distinct and separate inventory adjustments that occurred in fiscal 2001. First was a $2.8 million valuation adjustment for Rixon Networks' legacy products included in continuing operations. The second was the $2.2 million inventory impairment for the discontinuance of Sync Research. A gross margin for fiscal 2001 that would exclude the two adjustments would have been 37.6%. The gross margin including the $2.2 million, but excluding the $2.8 million adjustment was 28.6%, and the gross margin including both adjustments is 17.7%. For fiscal 2002, the gross margin increased to 41.5% due primarily to the retention of the Sync Research subsidiary whose products sell at a more profitable gross margin of 54.9%.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased to $3.4 million for fiscal 2002 from $5.2 million for fiscal 2001. The reduction in selling and marketing costs reflects personnel reductions and facility consolidations in fiscal 2002. As a percentage of revenue, selling and marketing expenses increased to 25.9% for fiscal 2002, from 20.4% for fiscal 2001. The increase in selling and marketing costs as a percentage of revenue is due to lower revenue for fiscal 2002 compared with the prior year.

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

Other operating expenses. Other operating expenses for fiscal 2002 include a $1.7 million expense recorded against the staff and facility reductions. We reduced our staff by 107 through the closure of our Annapolis Junction, MD and San Diego, CA facilities and the reduction in our marketing, sales, and research and development. This is a decrease from the fiscal 2001 other operating expense of $6.9 million which included expenses from the discontinued operation of Sync Research, Inc.

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

Discontinued operations. In September 2000, our Board of Directors had concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business operated by Sync.

The $10.4 million loss on the disposal of Sync during the fiscal year ended January 21, 2001 is as follows:

                              Amount
Item                        (millions)                           Description
----                        ----------                           -----------
Inventory impairment          $ 2.2      This adjustment records a full reserve against the cost basis of Sync's inventory based upon the intent to abandon the
                                         inventory. This assumes that as a discontinued
                                         operation, the inventory value is zero as the need to
                                         dispose of inventory would result in minimal return.

Severance                       1.1      This adjustment records the costs associated with the
                                         termination of our employees and assumes the elimination of all of the Sync employees: 45 people including 8 change of control/contract personnel.

Vendor payables                 1.1      We recorded an accrual for costs due and payable under
                                         the termination provisions of an agreement with a
                                         contract manufacturing vendor.

Lease termination accrual       0.7      We recorded an accrual for the remaining lease costs and
                                         lease related costs for the physical location of the
                                         discontinued operations, net of sub lease income.

Goodwill impairment             4.3      Assumes 4.2 million shares at $2.75 per share offset by
                                         the valuation of Sync Research of $8.4 million at August
                                         30, 2000 with the addition of $1.1 million merger
                                         expenses.

Fixed asset impairment          1.0      This adjustment assumed that the Sync fixed asset book value would be fully reserved as a discontinued operation due to the abandonment of fixed assets.
                              -----
   Total Loss                 $10.4
                              =====

On September 6, 2001, we announced our restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of Entrada Networks.

With the reclassification of Sync Research, Inc. as an operating unit during the third quarter of fiscal year ended January 31, 2002, the historical figures for the "Loss from Discontinued Operations" for twelve months ended January 31, 2001, as previously reported of $(155,000), was reclassified as an adjustment to operating expenses in cost of sales of $67,000; selling and marketing of $18,000; engineering of $30,000; and general and administrative of $40,000. To provide comparable financial statements, the prior period statements of operations reflect the reclassification of the impaired inventory of $2.2 million as a charge to "cost of sales", and $4.8 million as of January 31, 2001 and 2000, respectively of the disposal to "other expenses" leaving $3.4 million remaining as the (income) loss on discontinued operations. The $3.4 million offsetting balances in fiscal 2001 and fiscal 2002 income statements are the balance of the goodwill of $4.3 million reduced by the $0.9 million Sync Research income at the interim period when Sync was retained. As a result of the decision to discontinue and retain Sync Research, Inc., there were no material commitments or contingencies. The historical figures for net loss did not change for the year ended January 31, 2001 and 2000.

The following table presents, at January 31, 2003, our obligations and commitments to make future payments under contracts and contingent commitments.

                                        Payment Due by Period as of January 31, 2003
                                                    Less                    After
          (In thousands)                            than     1-3     4-5      5
      Contractual Obligations              Total    1Year   Years   Years   Years
---------------------------------------------------------------------------------
Short Term Debt                           $  474   $  474    $ --    $--     $--

Capital Lease Obligations                     68       68      --     --      --

Operating Leases                           1,482      632     850     --      --
                                          ------   ------    ----    ---     ---
   Total Contractual Cash Obligations     $2,024   $1,174    $850    $       $

Liquidity and Capital Resources

At January 31, 2003, our working capital was $3.5 million and cash and cash equivalents and short-term investments were $0.9 million. At January 31, 2002, our working capital was $1.1 million and cash and cash equivalents were $0.7 million.

Cash flow provided by operations was $0.8 million during the fiscal year ended January 31, 2003 compared with cash flow used by operations of $4.2 million for the fiscal year ended January 31, 2002. Cash flow provided by operations in fiscal 2003 reflects $1.7 million of net profit from operations, adjustments for non-cash expenses including depreciation, amortization, and reserves, less a $1.7 million decrease in accounts payable, less a $1.5 million decrease in accrued expenses, plus a $0.6 million decrease in accounts receivable and a $0.5 million decrease in inventories. During fiscal 2002, our cash flow used in operations reflects $7.2 million of net loss from operations including adjustment for non-cash expenses including depreciation, amortization, and reserves, plus a $0.7 million decrease in accounts payable, a $1.6 million increase in gross inventories and a $2.6 million decrease in accrued expenses and a $2.7 million decrease in accounts receivable.

Our investing activities consist primarily of purchases of property, plant and equipment a. We purchased $25,500 and $2.0 million in equipment during the fiscal years ended January 31, 2003 and 2002, respectively.

Our financing activities during the fiscal year ended January 31, 2003 included repayments on our bank loan of $0.2 million and the repayment of the $250,000 senior convertible debenture with its beneficial conversion feature.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (10.7% at January 31, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. These warrants were valued at $54,000. The $54,000 deferred interest was amortized as interest expense over the twelve-month term of the credit arrangement in the previous fiscal year of 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2003. In March 2003 the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We are in compliance with our bank line of credit covenants as of January 31, 2003.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2004. We are always pursuing external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

New Accounting Standards

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. SFAS No. 145 prevents gains or losses on the extinguishment of debt that do not meet the criteria of APB 30 to be treated as extraordinary. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003 (April 30, 2003 for us). The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations. The adoption of SFAS No. 148 did result in a modification of disclosure in our financial statements included in this Annual Report on Form 10-K and will result in modified disclosure in our quarterly financial statements included in future quarterly reports on Form 10-Q.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation is not expected to have a material impact on our financial statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventory and our allowance for uncollectable accounts receivable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

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

          o Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of CISCOccounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

Other Matters

From time to time, we are involved in various legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates. Our exposure to interest rate risk is the result of our need for periodic additional financing for our large operating losses and capital expenditures. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate.

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

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is set forth in Item 14 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

On March 31, 2003, our directors and executive officers were:

       Name          Age                      Position
       ----          ---                      --------
Kanwar J.S. Chadha    57   Chairman, President, Chief Executive Officer, Director
Davinder Sethi        56   Vice Chairman, Chief Financial Officer, Director (i)
Leonard Hecht         66   Director (ii)(iii)
Raymond Ngan          30   Director (ii)
Rohit Phansalkar      58   Director (ii)(iv)

(i) Member of Compensation Committee, (ii) Member of Audit and Compensation Committees, (iii) Chairman of Audit Committee, (iv) Chairman of Compensation Committee

The Board of Directors met twelve times in fiscal 2003. Since June 2002, Raymond Ngan has not participated in any of the board or corporate matters. Furthermore, our board recently voted not to nominate Raymond Ngan for reelection as a director at the next shareholders meeting.

Our By-Laws provide that the members of the Board of Directors shall be elected at each annual meeting of stockholders and to hold office until the next annual shareholder meeting. Each director who is not an employee of Entrada or its subsidiaries receives $1,000 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $500 for each committee meeting attended except for the chairman of the Audit Committee who receives $2,500 per day for the Audit Committee meeting. The Board of Directors has two committees: Audit and Compensation. There are no family relationships between any directors and officers, except as discussed below.

Dr. Kanwar J.S. Chadha, Chairman, President, Chief Executive Officer and Director, has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for the Company's loan of funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of Entrada. We also have employment agreements with Dr. Chadha that runs through April 14, 2004 and with Dr. Davinder Sethi, our Chief Financial Officer that runs through October 31, 2005.

Dr. Kanwar J.S. Chadha, 57, has served as the President and Chief Executive Officer of Entrada since April 2000. He was elected as a director on August 31, 2000 and elected Chairman on September 28, 2001. He joined AT&T Bell Laboratories in February 1973 as a Member of Technical Staff and served as a systems engineer and principal software designer for the AMPS trial system. As a Supervisor at AT&T Bell Laboratories from August 1977 to August 1980, Dr. Chadha was responsible for the development of various software systems. As a Department Head at AT&T Bell Laboratories from August 1980 to January 1987, he managed the development of cellular technologies, MERLIN phone system, Applications Processor, Videotex system, and System 25 PBX. He was a co-founder of WaterBazaar.com e-portal, that when developed will provide buyers and suppliers of water purification products worldwide an electronic exchange through which to conduct e-commerce. Dr. Chadha was also a founding member of ERPL, Inc., a firm that specializes in the development of embedded software systems, enterprise and manufacturing resource planning software systems, and that provides business-to-business e-marketplace systems solutions and development. From 1988 to 1999, he ran his own private businesses in the graphic arts arena. Dr. Chadha holds a B.E. (Hons) in Electrical Engineering from Thapar Institute of Technology, Punjab, India, a M.A.Sc. in Control Systems from the University of Toronto, Ontario, Canada, and a Ph.D. in Systems Engineering from Case Western Reserve University, Cleveland, Ohio. Dr. Chadha is a first cousin of Dr. Davinder Sethi, one of our directors.

Leonard N. Hecht, 66, has served as one of our directors since August 31, 2000 and as our Chairman from September 2000 until August 2001. Mr. Hecht has served as Executive Vice President of Sorrento Networks, Inc. since August 2000 and as one of its directors from June 1996 to January 2001. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financing that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation. Mr. Hecht has served on the board of many private and public companies.

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

Rohit Phansalkar, 58, has served as one of our directors since August 31, 2000. Mr. Phansalkar was the Chairman and CEO of Sorrento Networks Corporation from July to September 2000. He was a partner of Anderson Weinroth & Co. LP from February 1998 to June 2000. Prior to that, Mr. Phansalkar was the co-founder, Vice Chairman and CEO of Newbridge Capital, a firm dedicated to making private equity investments in India. From 1993 to 1996, Mr. Phansalkar was a Managing Director of Oppenheimer & Co., where he was the head of the Energy Finance Group. Mr. Phansalkar was the founding Chairman of The India Fund, a $510 mm closed-end fund listed on the NYSE. Prior to joining Oppenheimer, Mr. Phansalkar was a Managing Director of Bear Stearns & Co. He is a director of Zip Global Networks, Xius Technologies and Vyvos, Inc. Mr. Phansalkar received a BS in engineering from Michigan Technological University and a MBA from Harvard Graduate School of Business.

Dr. Davinder Sethi, 56, has served as our Chief Financial Officer since November 1, 2001. He has been a director of Entrada since September 2000. He was elected our Vice Chairman on November 19, 2001. Dr. Sethi is an independent advisor in the fields of information technology and finance. He is the former Chairman and Chief Executive Officer of iPing, Inc., and a former Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State. Dr. Sethi also serves on the Board of Directors of Pamet Systems, Inc. and WorldWater Corporation. Dr. Sethi is a first cousin of Dr. Chadha, our Chairman.

Item 11. Executive Compensation

The following tables set forth the annual compensation for both individuals who served as our Chairman and Chief Executive Officer ("CEO") for the fiscal year ended January 31, 2003 and for our Vice Chairman and Chief Financial Officer ("CFO"). There were no other executive officers at the end of the fiscal year who served the company during the year and whose salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                            Annual Compensation                 Long-Term Compensation
                                       -------------------------------   -----------------------------------
                                                              Other      Restricted   Securities   Long-Term       All
                                                             Annual         Stock     Underlying   Incentive      Other
                              Fiscal    Salary    Bonus   Compensation    Award(s)      Options       Plan     Compensation
Name and Principal Position    Year      ($)       ($)        ($)           ($)          (#)        Payouts         ($)
---------------------------   ------   -------   ------   ------------   ----------   ----------   ---------   ------------
Kanwar J.S. Chadha,            2003    257,942       --        --         100,000           --        --            --
Chairman, CEO,                 2002    211,110       --        --                      160,000                      --
President,                     2001    141,038   92,625        --              --      500,000        --            --
Director

Davinder Sethi,
Vice Chairman, CFO,            2003    180,000       --        --          50,000           --        --            --
Director                       2002     35,805       --        --              --      500,000        --
                               2001         --       --        --              --      100,000        --            --

Long-Term Incentive Plans

We have no long-term incentive plans other than the 1991, 1996 and 2000 Stock Option Plans and the 1995 Directors' Stock Option Plan.

                        Option Grants in Last Fiscal Year

                                            Individual Grants
                     ----------------------------------------------------------------
                      Number of      Percent of                  Market                    Potential Realizable Value at
                      Securities   Total Options    Exercise    Price on                Assumed Annual Rates of Stock Price
                      Underlying     Granted to     or Base       Date                   Appreciation for Option Term (A)
                       Options      Employees in     Price      Granted    Expiration   -----------------------------------
       Name          Granted (#)    Fiscal Year    ($/Share)   ($/Share)      Date           0% ($)   5% ($)   10% ($)
       ----          -----------   -------------   ---------   ---------   ----------        ------   ------   -------
Kanwar J.S. Chadha     None (B)

Davinder Sethi         None (B)

     (A) In accordance with Securities and Exchange Commission rules, these columns s how gains that might exist for the respective options, assuming that the market price of our common stock appreciates from the date of t he grant over the term of the option at rates of 5% and 10%, respectively.

     (B)  Neither officer received any grants during the fiscal year 2003

              Aggregated Option Exercises in Fiscal Year 2003 and
                         January 31, 2003 Option Values

                                                    Number of
                       Shares                  Securities Underlying         Value of Unexercised
                      Acquired                  Unexercised Options          In-the-Money Options
                         On        Value       at Fiscal Year-End (#)      at Fiscal Year-End ($) (A)
                      Exercise   Realized   ---------------------------   ---------------------------
        Name            (#)        ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
        ----          --------   --------   -----------   -------------   -----------   -------------
Kanwar J. S. Chadha                              None           None

Davinder Sethi                      --        225,000        275,000         13,250        $13,750

     (A) Options are "in-the-money" if, on January 31, 2003, the market price of the Common Stock ($0.12) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2003, and the aggregate exercise price of such options.

     (B) During fiscal 2003 a tender offer was made to all employees, directors and consultants holding options at a strike price of $1.18 or greater to surrender their current options in exchange for new options granted by the Board of Directors six months and a day after the cancellation July 31, 2002 of the existing options. Both Dr. Chadha and Dr. Sethi voluntarily participated in this program. Dr. Chadha had no active options at January 31, 2003. Details of the program are provided in SC TO filings with the Security and Exchange commission dated June 24, 2002, June 28, 2002, July 30, 2002 and August 2, 2002

Compliance with Section 16(a) of the Exchange Act

The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2003, regarding the ownership of the Common Stock by (i) each Director of the Company;
(ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known by us to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of Entrada as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

                                                              Common Stock
                                                     -----------------------------
                                                     Number of       Percentage of
Name of Beneficial Owner (A)                           Shares       Outstanding (H)
----------------------------                         ---------      ---------------
   Kanwar J.S. Chadha                                1,406,384(B)        10.9%

   Leonard N. Hecht                                    261,621(C)         2.0%

   Rohit Phansalkar                                    363,619(D)         2.8%

   Davinder Sethi                                    1,137,823(E)         8.4%

   Raymond Ngan                                        311,534(F)         2.4%

   All Directors and Executive Officers as a group   3,480,981           23.8%

   HandsOn Ventures, LLC                             2,171,482(G)        14.1%

   Sorrento Networks Corporation                     1,152,500            8.9%

   Springboard-Harper Technology Fund (Cayman) Ltd     741,249            5.7%

----------
(A) All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us. Except as noted the addresses for each beneficial owner is 12 Morgan, Irvine, California 92618.

(B) Includes exercisable options held by Dr. Chadha to acquire 660,000 shares of common stock and shares directly owned by Dr. Chadha of 746,384 shares. On February 5, 2002 the board of directors approved payment of $50,000 of Dr. Chadha's salary for fiscal year 2003 in stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business. On January 29, 2002, the price was $0.13 per common share with the $50,000 payable by issuing 384,615 shares to him. On April 23, 2002 the board of directors approved payment of $50,000 of Dr. Chadha's salary for fiscal year 2004 in stock at the price of the stock on May 20, 2002 as reported by Nasdaq at the close of business. On May 20, 2002, the price was $0.16 per common share with the $50,000 payable by issuing 361,769 shares to him. On February 3, 2003 Dr. Chadha was issued options at a price of $0.22 per share for 660,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June, 2002.

(C) Includes exercisable options held by Mr. Hecht to acquire 150,000 shares of common stock and 116,621 shares indirectly owned by him. On April 23, 2002 the board of directors approved payment of $3,500 of Mr. Hecht's past board fees in stock at the price of the stock on May 20, 2002 as reported by Nasdaq at the close of business. On May 20, 2002, the price was $0.16 per common share with the $3,500 payable by issuing 21,875 shares to him. In addition, Mr. Hecht holds options to purchase 90,000 shares of our common stock currently owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Hecht. On February 3, 2003 Mr. Hecht was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June, 2002.

(D) Includes exercisable options held by Mr. Phansalkar to acquire 150,000 shares of common stock and 213,619 shares owned directly or indirectly by him. In addition, Mr. Phansalkar holds options to purchase 50,000 shares of our common stock currently owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Phansalkar. On May 20, 2002 Mr. Phansalkar received 18,750 shares of common stock for his unpaid past board fees in the amount of $3,000 at the market price of May 20, 2002 which was at $0.16 per share. Mr. Phansalkar also owns approximately 3,500 shares of the common stock of Sorrento Networks Corporation. On February 3, 2003 Mr. Phansalkar was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June, 2002.

(E) Includes exercisable options held by Dr. Sethi to acquire 600,000 shares of common stock and 537,823 shares owned directly or indirectly by him. On February 5, 2002 the board of directors approved payment of $50,000 of Dr. Sethi's salary for fiscal year 2002 into stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business. On January 29, 2002 the price was $0.13 per common share with the $50,000 resulting in 384,615 shares being issued to him. On May 20, 2002 Dr. Sethi received 25,000 shares of common stock for his payment of $4,000 at the price of $0.16 per share. On February 3, 2003 Dr. Sethi was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June, 2002.

(F) Includes exercisable options held by Dr. Ngan to acquire 150,000 shares of common stock and 161,538 shares owned directly or indirectly by him. On February 5, 2002 Dr. Ngan received 161,538 shares of common stock for his unpaid past board fees in the amount of $21,000 at the market price of January 29,2002 which was at $0.13 per share.

(G) Includes shares beneficially owned by HandsOn Ventures, LLC including 48,405 shares, options that are currently exercisable or exercisable within 60 days after February 18, 2003 for 200,000 shares per HandsOn Ventures 13G filing with the SEC, and rights to acquire 1,923,077 shares under currently exercisable warrants.

For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by the total of our outstanding shares at March 31, 2003 plus the unexercised options and warrants detailed above for the referenced holder only. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

Item 13. Certain Relationships and Related Transactions

Effective October 12, 2001, our subsidiary Torrey Pines Network, Inc. sold, on a non-exclusive basis, rights relating to the Silverline'TM' -WDM product to Meret Communications, Inc. for $200,000, which was paid in full at that time. We have no further obligations to Meret regarding this technology. Meret is a subsidiary of Sorrento Networks Corporation, the owner of approximately 8.9% of our outstanding shares of common stock.

Dr. Chadha's brother is the managing partner of HandsOn Ventures, LLC purchaser of the $250,000 senior convertible debenture and warrants referred to in Item 7under the section titled "Liquidity and Capital Resources" above. The debenture was fully paid off and retired on January 7, 2003. The warrants received by HandsOn Ventures for 1,923,077 shares of Entrada stock expire January 15, 2007

                                     PART IV

Item 14  Controls and Procedures

     (a) Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our controls and procedures which took place as of a date within 90 days prior to the filing date of this report, Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that Entrada Networks is able to collect, process and disclose the information we are required to disclose in the reports it files with the SEC within the required time periods.

     (b) Changes in Internal Controls. We maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with our management's general or specific authorization; transactions are recorded as necessary to (1) to permit preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, and
          (2) to maintain accountability for assets; access to assets is permitted only in accordance with our management's general or specific authorization; and the recorded accountability for assets is compared with the exiting assets at reasonable intervals and appropriate action is take with respect to any difference.

          Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Exhibits and Consolidated Financial Statement Schedules

     1.   Financial Statements: (see index to financial statements at page F-1)

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets at January 31, 2003 and 2002

          Consolidated Statements of Operations for the Years Ended
             January 31, 2003, 2002 and 2001

          Consolidated Statement of Stockholders' Equity for the Years Ended
             January 31, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows for the Years Ended
             January 31, 2003, 2002 and 2001

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

          10.6 Form of Amended and Restated Severance Agreement between the Company and William Guerry, dated October 8, 1999 - (C)

          10.7 Form of Noncompetition agreement between Entrada and Sorrento Networks Corporation dated August 30, 2000 - filed herewith

          10.8 Silicon Valley Bank Subordination Agreement dated January 22,
               2002

          10.9 Form of Employment Agreement Between Entrada and Kanwar J.S. Chadha dated May 10, 2001

          10.10 Form of Employment Agreement Between Entrada and Davinder Sethi dated June 15, 2002 - filed herewith

          10.11 Silicon Valley Bank Amendment to Loan Agreement dated March 20, 2003 - filed herewith

          21   Subsidiaries of the Registrant

          23   Consent of BDO Seidman, LLP dated May 4, 2001

          99.1 Statement Under Oath for Chief Executive Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act - filed herewith

          99.2 Statement Under Oath for Principal Financial Officer Pursuant to
               Section 906 of the Sarbanes-Oxley Act - filed herewith

----------
          The foregoing are incorporated by reference from the Registrant's filings as indicated:

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

(b)  Reports on Form 8-K

          Our Form 8-K/A filed November 25, 2002 amending the terms of the merger.

          Our Form 8-K filed January 16, 2003 describing the termination of our merger agreement.

          Our Form 8-K filed January 22, 2003, covering our paying off the $250,000 convertible debenture.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRADA NETWORKS, INC.


By:     /s/ Davinder Sethi                                  Date: April 29, 2003
    -----------------------------------------------
     Davinder Sethi, Ph.D.
     Chief Financial Officer
     Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


By:     /s/ Kanwar J.S. Chadha                              Date: April 29, 2003
    -----------------------------------------------
     Kanwar J.S. Chadha, Ph.D.
     Chairman, President, Director,
     Chief Executive Officer


By:     /s/ Leonard Hecht                                   Date: April 29, 2003
    -----------------------------------------------
     Leonard Hecht
     Director


By:     /s/ Rohit Phansalkar                                Date: April 29, 2003
    -----------------------------------------------
     Rohit Phansalkar
     Director


By:     /s/ Davinder Sethi                                  Date: April 29, 2003
    -----------------------------------------------
     Davinder Sethi, Ph.D.
     Vice Chairman, Director


By: -----------------------------------------------         Date: April 29, 2003
     Raymond Ngan
     Director

                             ENTRADA NETWORKS, INC.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kanwar J.S. Chadha, Ph. D., certify that;

1. I have reviewed this report on Form 10-K of Entrada Networks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003


/s/ Kanwar J.S. Chadha,
--------------------------
Kanwar J.S. Chadha, Ph. D.
Chief Executive Officer

                             ENTRADA NETWORKS, INC.
                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Davinder Sethi, Ph. D., certify that:

1. I have reviewed this report on Form 10-K of Entrada Networks, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 18, 2003


/s/ Davinder Sethi
--------------------------
Davinder Sethi, Ph. D.
Chief Financial Officer

                             ENTRADA NETWORKS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                      -----------
Report of Independent Certified Public Accountant                         F-2

Consolidated Balance Sheets as of January 31, 2003 and 2002               F-3

Consolidated Statements of Operations for the years ended
   January 31, 2003, 2002 and 2001                                        F-4

Consolidated Statements of Stockholders' Equity for the years ended
   January 31, 2003, 2002 and 2001                                        F-5

Consolidated Statements of Cash Flows for the years ended
   January 31, 2003, 2002 and 2001                                        F-6

Notes to Consolidated Financial Statements                            F-7 to F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Shareholders and Board of Directors
Entrada Networks, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Entrada Networks, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of January 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
--------------------------
BDO Seidman, LLP
Los Angeles, California
March 28, 2003

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

================================================================================

                                                                            January 31, 2003   January 31, 2002
                                                                            ----------------   ----------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                         $    808           $    698
   Short-term investments                                                             45                 --
   Accounts receivable, net (Note  R)                                              1,329              1,977
   Inventory, net (Notes B, and R)                                                 3,576              4,099
   Prepaid expenses and other current assets                                         509                527
                                                                                --------           --------
      TOTAL CURRENT ASSETS                                                         6,267              7,301
                                                                                --------           --------
PROPERTY AND EQUIPMENT, NET (Note C)                                               1,073              1,807
                                                                                --------           --------
OTHER ASSETS
   Deposits                                                                           31                 31
   Restricted Cash                                                                   300                300
                                                                                --------           --------
      TOTAL OTHER ASSETS                                                             331                331
                                                                                --------           --------

TOTAL ASSETS                                                                    $  7,671           $  9,439
                                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  810              2,713
   Other current and accrued liabilities (Note E)                                  1,409              2,660
   Short-term debt (Note D)                                                     $    474           $    686
   Current maturities of long term debt and capital leases (Note G)                   68                115
                                                                                --------           --------
      TOTAL CURRENT LIABILITIES                                                    2,761              6,174
                                                                                --------           --------
Long-term debt and capital lease obligations (Notes G and H)                          --                 27

      TOTAL LIABILITIES                                                            2,761              6,201
                                                                                --------           --------
COMMITMENTS AND CONTINGENCIES (Notes H and I)

STOCKHOLDERS' EQUITY (Note J)
   Common stock, $.001 par value; 50,000 shares authorized; 12,937 shares issued and outstanding at January 31, 2003; 11,579 shares issued
      and outstanding at January 31, 2002                                             13                 12
   Additional paid-in capital                                                     52,001             52,072
   Accumulated deficit                                                           (47,104)           (48,846)
                                                                                --------           --------
      TOTAL STOCKHOLDERS' EQUITY                                                   4,910              3,238
                                                                                --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  7,671           $  9,439
                                                                                ========           ========

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

================================================================================

                                                             Years Ended
                                                              January 31
                                                    -----------------------------
                                                      2003      2002       2001
                                                    -------   --------   --------
NET REVENUES
   PRODUCT                                          $12,243   $ 10,125   $ 24,606
   SERVICES                                           1,388      3,138      1,051
                                                    -------   --------   --------
      TOTAL NET REVENUES                             13,631     13,263     25,657

COST OF REVENUE
   PRODUCT                                            6,909      6,868     20,812
   SERVICES                                             206        889        302
                                                    -------   --------   --------
      TOTAL COST OF REVENUE                           7,115      7,757     21,114
                                                    -------   --------   --------
      GROSS PROFIT                                    6,516      5,506      4,543
                                                    -------   --------   --------
OPERATING EXPENSES
   Selling and marketing                                830      3,438      5,239
   Engineering, research and development              1,172      6,499      6,860
   General and administrative                         2,139      4,035      2,913
   Other operating expenses                             480      1,741      6,875
   Non-recurring one-time charges (Note F)               --        248         --
                                                    -------   --------   --------
      TOTAL OPERATING EXPENSES                        4,621     15,961     21,887
                                                    -------   --------   --------

INCOME (LOSS) FROM OPERATIONS                         1,895    (10,455)   (17,344)
                                                    -------   --------   --------

OTHER CHARGES
   Interest expense, net                                (69)      (195)      (384)
   Other expense                                        (84)        --         --
                                                    -------   --------   --------
      TOTAL OTHER CHARGES                              (153)      (195)      (384)
                                                    -------   --------   --------

INCOME (LOSS) FROMCONTINUING OPERATIONS               1,742    (10,650)   (17,728)

INCOME (LOSS) ON DISCONTINUED
   OPERATIONS (Note A)                                   --      3,401     (3,401)

                                                    -------   --------   --------
NET INCOME (LOSS)                                   $ 1,742   $ (7,249)  $(21,129)
                                                    =======   ========   ========

INCOME (LOSS) PER COMMON SHARE (Note M):

   BASIC AND DILUTED
      WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                 12,801     10,994      7,083
      NET INCOME (LOSS) PER COMMON SHARE:
         CONTINUING OPERATIONS                      $  0.14   $  (0.97)  $  (2.50)
         DISCONTINUED OPERATIONS                         --       0.31      (0.48)
                                                    -------   --------   --------
      BASIC AND DILUTED NET LOSS PER COMMON SHARE   $  0.14   $  (0.66)  $  (2.98)
                                                    =======   ========   ========

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
For the Years Ended January 31, 2003, 2002 and 2001

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)

================================================================================

                                            COMMON
                                             STOCK       ADDITIONAL                     TOTAL
                                       ---------------    PAID IN     ACCUMULATED   STOCKHOLDERS'
                                       Shares   Amount    CAPITAL       DEFICIT        EQUITY
                                       ------   ------   ----------   -----------   -------------
Balance at January 31, 2000                 1     $ 1      $ 5,761      $(20,468)      $(14,706)
                                       ------     ---      -------      --------       --------

Stock option exercises (Note K)            73      --          169            --            169

Private placement of
   common stock (Note A)                2,432       2        8,023            --          8,025

Reverse acquisition of
   Entrada (Note A)                     8,487       8       12,300            --         12,308

Amount due to former parent
   contributed in merger (Note A)          --      --       25,469            --         25,469

Net loss                                   --      --           --       (21,129)       (21,129)

                                       ------     ---      -------      --------       --------

BALANCE AT JANUARY 31, 2001            10,993      11       51,722       (41,597)        10,136
                                       ------     ---      -------      --------       --------

Silicon Valley Bank Warrants               --      --           42            --             42

Beneficial conversion feature of
   convertible note  (Note G)              --      --          229            --            229

Stock issuance program                    586      11           79            --             80

Net Loss                                                                  (7,249)        (7,249)

                                       ------     ---      -------      --------       --------

BALANCE AT JANUARY 31, 2002            11,579     $12      $52,072      $(48,846)      $  3,238
                                       ------     ---      -------      --------       --------

Stock issuance program                  1,358       1          188            --            189

Acquisition of beneficial conversion
   feature (Note G)                        --      --         (259)           --           (259)

Net income                                 --      --           --         1,742          1,742

                                       ------     ---      -------      --------       --------

BALANCE AT JANUARY 31, 2003            12,937     $13      $52,001      $(47,104)      $  4,910
                                       ======     ===      =======      ========       ========

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

================================================================================

                                                                                     Year Ended January 31,
                                                                                  ----------------------------
                                                                                   2003       2002      2001
                                                                                  -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                              $ 1,742   $(7,249)  $(21,129)
                                                                                  -------   -------   --------
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Long-lived asset valuation allowances (Note B)                                --        --      6,550
         Depreciation and amortization                                                606     2,700      1,642
         Non cash write off                                                         1,062        --         --
         Non cash interest                                                            104        --         --
         Write off of fixed assets                                                    153        --         --
         Accounts receivable and inventory impairment (Note R)                         --     2,412      4,816
         Warrants issued in conjunction with credit facility                           --        42         --
         Gain on extinguishment of convertible note                                  (134)
         Issuance of common stock in payment of liabilities                           100        80         --
      Changes in assets and liabilities net of effects of business entity acquisition:
            (Increase) decrease in accounts receivable                                648     2,720        911
            (Increase) decrease in due from affiliates                                 --        --        753
            (Increase) decrease in inventories                                       (538)   (1,582)       317
            (Increase) decrease in prepaid and other current assets                    17        65        390
            Increase (decrease) in accounts payable                                (1,722)     (722)    (2,246)
            Increase (decrease) in accrued expenses                                (1,474)   (2,620)     1,231
            Increase  (decrease) in other current liabilities                         196        --     (1,917)
                                                                                  -------   -------   --------
      NET CASH PROVIDED BY (USED IN) CONTINUING
         OPERATING ACTIVITIES                                                         760    (4,154)    (8,682)
                                                                                  -------   -------   --------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from (purchase of) property and equipment                                 (26)   (2,055)    (1,627)
   Net assets acquired in merger                                                       --        --      7,636
   Short-term investments                                                             (45)       --         --
                                                                                  -------   -------   --------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (71)   (2,055)     6,009
                                                                                  -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition of beneficial conversion feature (Note 6)                             (259)       --         --
   Advances from former parent company, net of repayments                              --        --      3,700
   Proceeds from issuances of common stock (Note J)                                     4        --      8,025
   Net proceeds from short-term debt (Note D)                                        (211)   (2,882)     1,304
   Proceeds (repayment) from long-term debt, net (Note G)                              30       250         --
   Repayment of capital lease obligations (Note H)                                   (143)     (414)      (384)
   Net change in restricted cash                                                       --        --       (300)
   Proceeds from exercise of stock options (Note K)                                    --        --        169
                                                                                  -------   -------   --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (579)   (3,046)    12,514
                                                                                  -------   -------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      110    (9,255)     9,841
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                         698     9,953        112

CASH AND CASH EQUIVALENTS - END OF YEAR                                           $   808   $   698   $  9,953
                                                                                  =======   =======   ========

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

A.   THE COMPANY, BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

          Entrada Networks, Inc., through its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), is in the business of developing, marketing and selling products for the network connectivity segments. Our Torrey Pines Networks ("Torrey Pines") subsidiary's product line is currently in the design, development and product introduction phase and we are working toward the manufacture, marketing and selling of storage area network ("SAN") transport products. Our Rixon Networks ("Rixon") subsidiary designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. And, our Sync Research ("Sync") subsidiary designs, manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad.

We operate from our facility in Irvine, California.

     The Company, incorporated in Delaware as Sync Research, Inc., is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. We acquired all the outstanding capital of Entrada Networks for 4,244,155 shares of our common stock, and the issuance of an additional 2,431,818 shares for cash of $8,025. Entrada Networks' obligation to its former parent of $25,469 was contributed to our capital as part of the merger. Subsequent to the merger, the former parent of Entrada Networks disposed of 5,517,500 of its shares of our common stock and holds approximately 1,152,500 or 8.9% of our common shares outstanding as of January 31, 2003.

     As a result of the merger, the former shareholder of Entrada Networks held a majority interest in the combined entity, which was renamed Entrada Networks, Inc. from Sync Research, Inc. Accounting principles generally accepted in the United States of America require in certain circumstances that a company whose shareholders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the merger was accounted for as a "reverse merger," whereby Entrada Networks was deemed to have purchased Sync Research, Inc. However, Sync remains the legal entity and the Registrant for Security and Exchange Commission reporting purposes and the financial statements of the combined entity now reflect the historical information of Entrada Networks prior to August 31, 2000. The merger is also accounted for under the purchase method of accounting, which requires the inclusion of the results of operations of Sync from the date acquired. The periods presented in the accompanying financial statements include the results of operations of Sync beginning on September 1, 2000. The aggregate fair value of assets acquired and the net cash invested in this business was $7,982. The excess of the aggregate cost over the fair value of net assets acquired was $4,326, which was recorded as goodwill in the quarter ended October 31, 2000 and was written off in 2001 as a component of other operating expense. We had also changed our year-end to that of Entrada Networks.

For the fiscal year ended January 31, 2003, we began to formally quantify subsidiary financial information. We will provide additional detailed financial information in future form 10-Q and 10-K reports as appropriate.

Discontinued operations. In September 2000, our Board of Directors had concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business operated by Sync.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

The $10.4 million loss on the disposal of Sync during the fiscal year ended January 21, 2001 is as follows:

                              Amount
Item                        (millions)                           Description
----                        ----------                           -----------
Inventory impairment          $ 2.2      This adjustment records a full reserve against the cost basis of Sync's inventory based upon the intent to abandon the
                                         inventory. This assumes that as a discontinued
                                         operation, the inventory value is zero as the need to
                                         dispose of inventory would result in minimal return.

Severance                       1.1      This adjustment records the costs associated with the
                                         termination of our employees and assumes the elimination of all of the Sync employees: 45 people including 8 change of control/contract personnel.

Vendor payables                 1.1      We recorded an accrual for costs due and payable under
                                         the termination provisions of an agreement with a
                                         contract manufacturing vendor.

Lease termination accrual       0.7      We recorded an accrual for the remaining lease costs and
                                         lease related costs for the physical location of the
                                         discontinued operations, net of sub lease income.

Goodwill impairment             4.3      Assumes 4.2 million shares at $2.75 per share offset by
                                         the valuation of Sync Research of $8.4 million at August
                                         30, 2000 with the addition of $1.1 million merger
                                         expenses.

Fixed asset impairment          1.0      This adjustment assumed that the Sync fixed asset book value would be fully reserved as a discontinued operation due to the abandonment of fixed assets.
                              -----
   Total Loss                 $10.4
                              =====

     On September 6, 2001, we announced our restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of Entrada Networks.

     With the reclassification of Sync Research, Inc. as an operating unit during the third quarter of fiscal year ended January 31, 2002, the historical figures for the "Loss from Discontinued Operations" for twelve months ended January 31, 2001, as previously reported of $(155,000), was reclassified as an adjustment to operating expenses in cost of sales of $67,000; selling and marketing of $18,000; engineering of $30,000; and general and administrative of $40,000. To provide comparable financial statements, the prior period statements of operations reflect the reclassification of the impaired inventory of $2.2 million as a charge to "cost of sales", and $4.8 million as of January 31, 2001 and 2000, respectively of the disposal to "other expenses" leaving $3.4 million remaining as the (income) loss on discontinued operations. The $3.4 million offsetting balances in fiscal 2001 and fiscal 2002 income statements are the balance of the goodwill of $4.3 million reduced by the $0.9 million Sync Research income at the interim period when Sync was retained. As a result of the decision to discontinue and retain Sync Research, Inc.,

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

there were no material commitments or contingencies. The historical figures for net loss did not change for the year ended January 31, 2001 and 2000.

     For the year ended January 31, 2001, Sync had net accounts receivables of $0.6 million, net inventory of $0.5 million, and prepaid expenses of $0.2 million offset by current liabilities of $2.0 million. The net increase in shareholder equity from the retention of Sync increased $3.4 million at January 31, 2001.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     All references to a fiscal year refer to the fiscal year ending on the January 31 of that year. For example, references to fiscal 2003 refer to the fiscal year beginning on February 1, 2002 and ending on January 31, 2003.

     Principles of Consolidation - The balance sheets as of January 31, 2003 and 2002 and the consolidated statement of operations for the years ended January 31, 2003, 2002 and 2001 reflect our accounts and all subsidiaries controlled by us after the elimination of significant inter-company transactions and balances.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities, the values of purchased assets and assumed liabilities in acquisitions and the loss on disposal of discontinued operations. Actual results could differ materially from these estimates.

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

     Inventory - Inventories, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2003 and 2002 consist of:

                            2003      2002
                          -------   -------
Raw material              $ 3,736   $ 6,599
Work in process               163        27
Finished goods              3,486     2,932
                          -------     -----
                            7,385     9,558
Less: Valuation reserve    (3,809)   (5,459)
                           ------    ------
                          $ 3,576   $ 4,099
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

     Software Development - Software development costs where technological feasibility has not been established are expensed in the period in which they occurred. Internal software development costs are capitalized in accordance with Statement of Position 98-1. Otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards No. 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. Internal software that was terminated and expensed for the years ended January 31, 2003, 2002 and 2001 was $0, $0, and $787, respectively.

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

     Revenue Recognition - We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. Revenue from service obligations is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for estimated sales returns and other allowances at the time of shipment. Although some of our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

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

     Advertising - We expense advertising expenditures as incurred. Advertising expenses consist of direct expenditures. Advertising expenses for fiscal 2003, 2002, and 2001 were $0, $184, and $30, respectively.

     Income and Loss Per Common Share -Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of shares issuable under stock option plans

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

and warrants. Potential common shares would not be included in the diluted loss per share computation for fiscal 2002 and 2001, as they would be anti-dilutive. (See Note K).

     Stock-Based Compensation - In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations. The adoption of SFAS No. 148 did result in a modification of disclosure in our financial statements included in this Annual Report on Form 10-K and will result in modified disclosure in our quarterly financial statements included in future quarterly reports on Form 10-Q.

     All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123 our net income and income per share for the year ended January 31, 2003 would decrease and our net loss and loss per share for the years ended January 31, 2002 and 2001, would have been increased to the pro forma amounts presented below:

                                                             Fiscal Year
                                                     ---------------------------
                                                      2003      2002      2001
                                                     ------   -------   --------
Net income (loss):
   As reported                                       $1,742   $(7,249)  $(21,129)
   Add: Stock based employee compensation expense        --        --         --
   Deduct: Total stock based employee compensation
      expense determined under fair value method        (15)     (836)      (287)
   Pro forma                                          1,727    (8,085)   (21,416)
Income (loss) per share:
   Basic and diluted EPS as reported                 $ 0.14   $ (0.66)) $  (2.98)
   Pro forma basic and diluted EPS                     0.13     (0.74)     (3.02)

New Accounting Pronouncements

     Accounting for Asset Retirement Obligations - In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 will not have a material effect on our financial position or results of operations.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections - In April 2002, FASB issued Statement No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. SFAS No. 145 prevents gains or losses on the extinguishment of debt that do not meet

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

the criteria of APB 30 to be treated as extraordinary. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

     Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company's financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation is not expected to have a material impact on our financial statements.

C.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following components as of January 31, 2003 and 2002:

                                                                     2003     2002
                                                                   -------   ------
     Manufacturing, engineering and plant equipment and software   $ 8,471   $8,547
     Office furniture and fixtures                                     275      299
     Leasehold and building improvements                               249      523
                                                                   -------   ------
        Total property and equipment                                 8,995    9,369
     Less: Accumulated depreciation and amortization                (7,922)  (7,562
                                                                   -------   ------
        Net book value                                             $ 1,073   $1,807
                                                                   =======   ======

     Depreciation expense for fiscal 2003, 2002, and 2001 was $606, $2,700, and $1642, respectively.

D.   SHORT TERM DEBT

     Short term debt at January 31, 2003 and 2002 consisted of the following:

                                                               2003   2002
                                                               ----   ----
     Floating interest rate loan based on 2.5% over lender's
     prime rate secured by all of our tangible assets          $474   $686
                                                               ====   ====

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (10.7% Interest at January 31, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred interest was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2003. In March 2003 the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We are in compliance with our bank line of credit covenants as of January 31, 2003.

     We were in compliance with our debt covenants at January 31, 2003.

E.   OTHER CURRENT AND ACCRUED LIABILITIES

                                       Fiscal Year
                                     ---------------
                                      2003     2002
                                     ------   ------
     Payroll and employee benefits   $  202   $  765
     Severance                           --      150
     Deferred revenue                    --      325
     Deferred maintenance               559      336
     Legal                               --      125
     Office lease                       257      386
     Other                              391      573
                                     ------   ------
                                     $1,409   $2,660
                                     ======   ======

F.   NON-RECURRING ONE-TIME CHARGES

In fiscal 2002 we settled the San Diego, CA building lease for $168 and resolved several restructuring issues for $60.

G.   LONG-TERM DEBT

     Long-term debt at January 31, 2003 and 2002 consisted of the following:

                                                                     2003   2002
                                                                     ----   ----
     $250 senior convertible note bearing interest at
     10% per annum due January 29, 2004. Monthly interest payments with principal due upon maturity. The note was convertible into 1,923,077 shares of our common stock at $0.13 per share.
     The issuance of warrants with the debt which are convertible into 1,923,077 shares of our common stock at $0.13 per share expiring January 29, 2007 resulted in a beneficial conversion feature to the note holder. We recorded the debt net of a
     discount of $229 resulting from the value attributed to the warrants issued with the note and the beneficial conversion
     feature. We repaid the note on January 17,2003.                   --     21

     Obligations under finance leases (See Note H)                     68    121
                                                                      ---   ----
                                                                       68    142
                                                                       68    115
     Less: Current portion                                            ---   ----
                                                                      $--   $ 27
                                                                      ===   ====

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

H.   LEASES AND OTHER COMMITMENTS

     Rental expense under operating leases was $686, $911, and $542 for the years ended January 31, 2003, 2002 and 2001, respectively. The table below sets forth minimum payments under capital and operating leases with remaining terms in excess of one year, at January 31, 2003:

                                          Capital   Operating
                                           Leases     Leases
                                          -------   ---------
2004                                        $68     $  632
                                            ---
2005                                         --        544
                                            ---
2006                                         --        306
                                            ---
Thereafter                                   --         --
                                                    ------
                                             --     $1,482
                                            ---     ======
Less: Amount representing interest            1
                                            ---
Present value of minimum annual rentals     $67
                                            ===

     The net book value of equipment under capital leases was $100 and $121 at January 31, 2003 and 2002, respectively.

In the merger agreement between Sync Research and our former parent, Sorrento Networks Corporation, Sorrento agreed to indemnify and hold us harmless against any liability arising after the merger in connection with the termination of a certain pension plan maintained by Entrada. A consultant retained by Sorrento and by the successor corporation to the entity from whom Sorrento originally purchased the company that became Entrada, has advised them that the cost of termination of the pension plan in question is in excess of $3 million. Our obligation is to oversee the administration of the plan.

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

     None of our preferred stock was outstanding during the years ended January 31, 2003 and 2002.

K.   STOCK OPTION PLANS AND STOCK AWARD PLAN

     We have four stock options plans: The 1991 Stock Option Plan, the 1996 Stock Option Plan, the 1999 Stock Option Plan and the 2000 Stock Option Plan. Only the 2000 Stock Option Plan is in effect. This plan provides for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of our common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/36th of the remaining shares at the end of each month and expire not later than 10 years from the date of grant. The purpose of this plan is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution toward our success.

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

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                                Weighted Average
                                             Number of Shares    Exercise Price
                                             ----------------   ----------------
Shares under option at January 31, 2000                 --           $  --
   Deemed granted due to merger (Note A)           646,902           $3.65
   Granted                                       2,974,350           $4.08
   Exercised                                       (72,506)          $2.24
   Canceled                                       (141,399)          $3.06
                                                ----------
Shares under option at January 31, 2001          3,407,347           $4.08
   Granted                                       1,376,400           $0.61
   Canceled                                     (1,777,981)          $3.39
                                                ----------
Shares under option at January 31, 2002          3,005,766           $2.89
   Granted                                          85,500           $0.14
   Cancelled                                    (1,584,524)          $3.59
                                                ----------
Shares under option at January 31, 2003          1,506,742           $2.65
                                                ==========           =====

     Additional information relating to stock options outstanding and exercisable at January 31, 2003 summarized by exercise price is as follows:

                                       Outstanding                    Exercisable
                             -----------------------------   ----------------------------
                                    Weighted Average
Exercise Price               -----------------------------               Weighted Average
   Per Share       Shares    Life (Years)   Exercise Price     Shares     Exercise Price
--------------   ---------   ------------   --------------   ---------   ----------------
$0.10 - $ 0.11     263,250       8.67            $0.11         219,532         $0.11
$0.15 - $ 0.15     450,000       8.75            $0.15         175,000         $0.15
$0.17 - $ 3.19     302,692       7.79            $1.53         237,276         $1.87
$4.00 - $ 5.00     439,300       7.60            $4.57         439,263         $4.57
$5.63 - $20.00      51,500       4.87            $9.24          51,500         $9.24
                 ---------                                   ---------
$0.10 - $20.00   1,506,742       8.07            $2.02       1,122,571         $2.65
                 =========                                   =========

          The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      2003             2002
                                                 --------------   --------------
Risk free interest rate                               4.1%             5.0%
Stock volatility factor                               196%             190%
Weighted average expected option life                8.07 years       8.82 years
Expected dividend yield                               0.0%             0.0%
Fair value of options granted                    $0.01 to $0.16   $0.01 to $2.94
Weighted average fair value of options granted      $0.13            $0.61

     On May 20, 2002, the board authorized the conversion of unpaid past due board fees, contributed capital, and compensation to be paid in stock. $189 was converted into 1,358,162 shares at between $0.13-$0.16 per share, the fair value of our common stock on the date of grant.

L.   INCOME TAXES

     At January 31, 2003, our deferred income tax assets consists of net operating loss carry forwards.

     At December 31, 2002 the Company had available federal and state net operating loss carry forwards of approximately $76 million and $26.8 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

     The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. We believe that such an ownership change occurred on August 31, 2000. Of the approximately $76 million and $26.8 million NOL for federal and state taxes, approximately $64 million and $20.6 million will be subject to such limitation, respectively. At January 31, 2003 and 2002, a we recorded a valuation allowance to reduce the deferred

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

tax asset to zero because the recognizition of the tax benefit could not be assured.

M.   EARNINGS PER SHARE CALCULATION

     The following data show the amounts used in computing basic and diluted earnings per share.

                                                         2003          2002         2001
                                                     -----------   -----------   ----------
Net income (loss) available to common shareholders
   used in basic EPS                                 $     1,742   $    (7,249)  $  (21,129)
                                                     ===========   ===========   ==========

Average number of common shares used in basic EPS     12,800,555    10,994,240    7,082,659
                                                     ===========   ===========   ==========

     We incurred a net loss from continuing operations for the years ending January 31, 2002 and 2001. Accordingly, the effect of dilutive securities including vested and non-vested stock options, warrants, and convertible debt, to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                         2003          2002         2001
                                                     -----------   -----------   ----------
Net income (loss) available to common shareholders
   used in basic EPS                                 $     1,742   $    (7,249)  $  (21,129)
                                                     ===========   ===========   ==========

Average number of common shares used in basic EPS     12,800,555    10,994,240    7,082,659
Effect of dilutive securities: stock benefit plans        84,134            --           --
                                                     -----------   -----------   ----------

Average number of common shares and dilutive
   potential common stock used in diluted EPS         12,884,689    10,994,240    7,082,659
                                                     ===========   ===========   ==========

     For the fiscal years ended January 31, 2002 and January 31, 2001, 148,495 and 92,065 options, respectively, were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period.

N.   SUPPLEMENTAL CASH FLOW DISCLOSURES

     On May 20, 2002, the board authorized the conversion of unpaid past due board fees, contributed capital, and compensation to be paid in stock. $189 of unpaid expenses were converted into 1,358,162 shares at prices between $0.13-$0.16 per share, the fair market value of our common stock at the date of grant.

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

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

Customers greater than 10% of our net revenues and net receivables in the given fiscal years are as follows:

                   Percent net revenues           Percent net  receivables
Description   Fiscal years ended January 31,   Fiscal years ended January 31,
-----------   ------------------------------   ------------------------------
                    2003   2002   2001               2003   2002   2001
                    ----   ----   ----               ----   ----   ----
Cisco              56.9%  19.6%  40.0%              45.9%  47.0%  37.0%
MCI Worldcom        --     --     --                31.9     --     --
Ingram Micro        --     --     --                10.9     --     --
Wells Fargo Bank    --     --     --                 --    14.2     --
Solectron           --    11.3   25.2                --    11.7     --
Avnet               --     --     --                 --     --    12.6
Motorola            --     --     --                 --     --    12.1

P.   SUBSEQUENT EVENTS

     On April 7, 2003 HandsOn Ventures, LLC. partially exercised their warrant for 240,000 shares of common stock in a cashless exercise that netted to 125,294 shares. The unexercised warrant balance is now 1,683,077 shares of common stock. The warrants expire on January 16, 2007.

     Cisco has advised that it will discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. This will have a major impact on our future revenues and there can be no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco's request while it qualified a replacement card.

Q.   RELATED PARTY TRANSACTIONS

     Effective October 12, 2001, our subsidiary Torrey Pines Network, Inc. sold on a non-exclusive basis rights relating to the Silverline'TM' -WDM product to Meret Communications, Inc. for $200, which was paid in full at that time. We have no further obligations to Meret regarding this technology. Meret is a subsidiary of Sorrento Networks Corporation, the owner of approximately 8.9% of our outstanding shares of common stock.

     Dr. Chadha's brother is the managing member of HandsOn Ventures, LLC, which had purchased the $250 senior convertible debenture due January 2004 and warrants due January 2007. The debenture was fully paid and retired in January 2003.

R.   VALUATION AND QUALIFYING ACCOUNTS

     Changes in the inventory valuation reserve were as follows:

Balance at January 31, 2000                    2,026
   Additions charged to costs and expenses     3,288
   Amounts used during year                   (1,974)
                                             -------
Balance at January 31, 2001                    3,340
   Additions charged to costs and expenses     2,200
   Amounts used during year                      (81)
                                             -------
Balance at January 31, 2002                    5,459
   Additions charged to costs and expenses     1,062
   Amounts used during year                    (2712)
                                             -------
Balance at January 31, 2003                  $ 3,809
                                             =======

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

     Changes in the accounts receivable valuation reserve were as follows:

Balance at January 31, 2000                      449
   Additions charged to costs and expenses     1,528
   Amounts used during year                   (1,577)
                                             -------
Balance at January 31, 2001                      400
   Additions charged to costs and expenses       692
   Amounts used during year                     (335)
                                             -------
Balance at January 31, 2002                      757
   Additions charged to costs and expenses        16
   Amounts used during year                     (561)
                                             -------
Balance at January 31, 2003                  $   212
                                             =======

S.   UNAUDITED QUARTERLY FINANCIAL DATA

Amounts in thousands, except per share amounts.

                                    First    Second     Third    Fourth     Total
                                   Quarter   Quarter   Quarter   Quarter    Year
                                   -------   -------   -------   -------   -------
Year ended January 31, 2003:
   Net revenue                      $3,223    $3,366    $4,059    $2,983    13,631
   Gross profit                      1,317     1,541     2,188     1,470     6,516
   Net income                          152       349       866       375     1,742
   Net income per share:
      Basic                         $ 0.01    $ 0.03    $ 0.07    $ 0.03   $  0.14
      Diluted                       $ 0.01    $ 0.03    $ 0.07    $ 0.03   $  0.14

                                    First      Second     Third    Fourth
                                   Quarter*   Quarter*   Quarter   Quarter
                                   --------   --------   -------   -------
Year ended January 31, 2002:
   Net revenue                      $ 1,321    $ 2,164   $ 3,078    $3,400
   Gross profit                          67        596     1,013     1,562
   Income  from
      discontinued operations         1,265        909        --        --
   Loss from
      continuing operations          (4,680)    (3,734)   (3,297)      (21)
   Income on disposal
      of discontinued operations         --         --     3,401        --
   Net loss                          (3,415)    (2,825)     (988)      (21)
   Net loss per share:
      Basic                           (0.31)     (0.26)    (0.09)    (0.00)
      Diluted                         (0.31)     (0.26)    (0.09)    (0.00)

     o Note: Figures are as published and are not reclassified for the retention of the Sync Research, Inc subsidiary in July, 2001. Because of this, the quarterly figures will not sum into the year.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, except share and per share amounts)
--------------------------------------------------------------------------------

T.   FISCAL YEAR SEGMENT INFORMATION

Geographical Information

   The table below presents external revenues based on the locations of the customer:

                                           2003      2002
                                          -------   -------
Net Revenues:
   United States.....................     $12,638   $11,770
   Europe............................         993     1,493
   Other ............................          --        --
                                          --------  -------
     Total net revenues..............     $13,631   $13,263
                                          =======   =======

Products and Service Revenue

   The table below presents external revenues for groups of similar products and services:

                                       2003      2002
                                     -------   -------
Net Revenues:
   Network adapter cards .........  $11,715   $ 7,960
   Frame relay network products ..      528     2,165
   Service and support............    1,388     3,138
                                    -------   -------
     Total net revenues ........    $13,631   $13,263
                                    =======   =======

Supplemental Financial Information

There were no material intersegment revenues.

FISCAL YEAR SEGMENT FINANCIAL INFORMATION ENDED JANUARY 31, 2003

                                                               Torrey
                                         Rixon       Sync      Pines
                                        Networks   Research   Networks    Total
                                        --------   --------   --------   -------
                                           Fiscal year ended January 31, 2003
                                        ----------------------------------------
Revenue from External Customers          $11,718    $1,913         --    $13,631
Inter-Company Revenues                        --        --         --         --
                                         -------    ------      -----    -------
Total Revenues                            11,718     1,913         --    $13,631
                                         =======    ======      =====    =======
Net income (loss) from continuing
 operations                                1,603       429       (290)     1,742

Depreciation and amortization expense        379        66        161        606
Inventory reserve additions                1,066        (4)        --      1,062
Capital asset additions                      117        --         11        128
Total Assets                             $ 5,828    $1,414      $ 429    $ 7,671

FISCAL YEAR SEGMENT FINANCIAL INFORMATION ENDED JANUARY 31, 2002

                                                               Torrey
                                         Rixon       Sync      Pines
                                        Networks   Research   Networks    Total
                                        --------   --------   --------   -------
                                           Fiscal year ended January 31, 2002
                                        ----------------------------------------
Revenue from External Customers          $ 7,962    $5,301        --     $13,263
Inter-Company Revenues                        --        --        --          --
                                         -------    ------      ----     -------
Total Revenues                             7,962     5,301        --      13,263
                                         =======    ======      ====     =======
Net income (loss) from continuing
 operations                              (11,700)    1,122       (72)    (10,650)

Depreciation and amortization expense      2,561        72        67       2,700
Inventory reserve                          2,200        --        --       2,200
Capital asset additions                    2,055        --        --       2,055
Total Assets                             $ 7,466    $1,366      $607     $ 9,439


                           STATEMENT OF DIFFERENCES
                           ------------------------

 The trademark symbol shall be expressed as............................. 'TM'