Form 10-Q
period 2003-04-30
ENTRADA NETWORKS INC
filed 2003-06-02
CIK 1000695

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                              --------------------


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended April 30, 2003

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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes      No X
                                                                   ---    ---

The Registrant's revenues for its recent fiscal year were $13,630,900.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on July 31, 2002 was $1,651,541.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on April 30, 2003 was $ 2,631,255.

      (Indicate the number of shares of each of the registrant's classes of common stock, as of the latest practicable date.)

            Title                            Date                Outstanding
            -----                            ----                -----------
Common Stock, $.001 Par Value            May 12, 2003             13,062,068

Item 1.  Financial Statements
ENTRADA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                        April 30,    January 31,
--------------------------------------------------------------------------------------------------   ------------
                                                                                          2003          2003
                                                                                       (unaudited)
ASSETS
CURRENT ASSETS
     Cash and equivalents                                                               $  1,112     $   808
     Short-term Investments                                                                   54          45
     Accounts receivable, net of allowance for doubtful
     accounts of $148 and $212, respectively                                               1,037       1,329
     Inventory, net of reserves of $3,835 and $3,809, respectively                         3,737       3,576
     Prepaid expenses and other current assets                                               451         509
--------------------------------------------------------------------------------------------------   ------------
         TOTAL CURRENT ASSETS                                                              6,391       6,267
--------------------------------------------------------------------------------------------------   ------------
PROPERTY AND EQUIPMENT, NET                                                                  923       1,073
--------------------------------------------------------------------------------------------------   ------------
OTHER ASSETS
     Deposits                                                                                 31          31
     Restricted cash                                                                         250         300
--------------------------------------------------------------------------------------------------   ------------
         TOTAL OTHER ASSETS                                                                  281         331
--------------------------------------------------------------------------------------------------   ------------
TOTAL ASSETS                                                                            $  7,595     $ 7,671
==================================================================================================   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                        683         810
     Other current and accrued liabilities                                                 1,313       1,409
     Short-term debt                                                                         420         474
     Current maturities of long term debt and capital leases                                  40          68
--------------------------------------------------------------------------------------------------   ------------
         TOTAL LIABILITIES                                                              $  2,456     $ 2,693
--------------------------------------------------------------------------------------------------   ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value, 2,000 shares authorized, no shares outstanding       --          --
     Common stock, $.001 par value; 50,000 shares authorized; 13,062 shares issued and outstanding at April 30, 2003;  12,937 shares issued
         and outstanding at January 31, 2003                                                  13          13
     Additional paid-in capital                                                           52,001      52,001
     Accumulated other comprehensive income (loss)                                            (4)       --
     Accumulated deficit                                                                 (46,871)    (47,104)
--------------------------------------------------------------------------------------------------   ------------
         TOTAL STOCKHOLDERS' EQUITY                                                        5,139       4,910
--------------------------------------------------------------------------------------------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  7,595     $ 7,603
==================================================================================================   ============

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)

--------------------------------------------------------------------------------
                                                            Three months ended
                                                                April 30,
                                                          ----------------------
                                                             2003        2002
--------------------------------------------------------------------------------
NET REVENUES
     PRODUCT                                              $  2,386    $  2,739
     SERVICES                                                  322         484
                                                          --------    --------
         TOTAL NET REVENUES                                  2,708       3,223
COST OF REVENUE
     PRODUCT                                                 1,399       1,754
     SERVICES                                                   97         153
                                                          --------    --------
         TOTAL COST OF REVENUE                               1,496       1,907
--------------------------------------------------------------------------------
         GROSS PROFIT                                        1,212       1,316
--------------------------------------------------------------------------------
OPERATING EXPENSES
     Selling and marketing                                     197         208
     Engineering, research and development                     284         284
     General and administrative                                453         501
     Other operating expenses                                   60         120
--------------------------------------------------------------------------------
         TOTAL OPERATING EXPENSES                              994       1,113
--------------------------------------------------------------------------------
INCOME FROM OPERATIONS                                         218         203
--------------------------------------------------------------------------------
OTHER CHARGES
     Interest expense, net                                      (8)        (52)
     Other expense                                              23        --
--------------------------------------------------------------------------------
         TOTAL OTHER CHARGES                                    15         (52)
--------------------------------------------------------------------------------
NET INCOME                                                $    233    $    151
                                                          ======================
INCOME PER COMMON SHARE:
     WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
         BASIC                                              12,975      12,470
         DILUTED                                            13,376      12,506
     BASIC AND DILUTED NET INCOME PER COMMON SHARE
                                                          ----------------------
         BASIC                                            $   0.02    $   0.01
                                                          ======================
         DILUTED                                          $   0.02    $   0.01
                                                          ======================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                     Three Months Ended April 30,
                                                                                     ------------------------------
                                                                                         2003               2002
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net income                                                                       $   233            $   151
-------------------------------------------------------------------------------------------------------------------
      Adjustments to reconcile net income (loss) to net cash provided by (used
           in) operating activities:
                Depreciation and amortization                                              150                207
                Accounts receivable and inventory reserve changes                           32                 30
                Issuance of common stock in payment of liabilities                        --                   21
           Changes in assets and liabilities net of effects of business entity acquisition:
                     (Increase) decrease in accounts receivable                            286               (151)
                     (Increase) decrease in inventories                                   (187)                31
                     (Increase) decrease in prepaid and other current assets               108                 34
                     Increase (decrease) in accounts payable                              (127)               (88)
                     Increase (decrease) in accrued expenses                               (98)              (654)
                     Increase (decrease) in other current liabilities                        1                335
-------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY (USED IN) CONTINUING
                OPERATING ACTIVITIES                                                       398                (84)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of investments                                                              (12)              --
      Purchase of property and equipment                                                  --                   (1)
-------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                                           (12)                (1)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of short-term debt                                                         (54)               (21)
      Repayment of capital lease obligations                                               (28)               (57)
-------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN FINANCING ACTIVITIES                                           (82)               (78)
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           304               (163)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            808                698

CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $ 1,112            $   535
===================================================================================================================

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------


         Entrada Networks, Inc., through its three wholly owned subsidiaries, is in the business of developing, marketing and selling products for the network connectivity industry.

         Our Torrey Pines Networks ("Torrey Pines") segment is designing, developing, and marketing storage area network ("SAN") transport products.

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


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three months ended April 30, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2003.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2003 and for the three months ended April 30, 2002, have been made. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

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

         In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003 (April 30, 2003 for us). The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations. The adoption of SFAS No. 148 did result in a modification of disclosure in our financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2003, and results in modified disclosure in our quarterly financial statements included in this quarterly report.


                                                                       Quarter Ended April 30,
                                                                       -----------------------
                                                                        2003             2002
                                                                       ------           ------
         Net income (Loss):
              As reported                                               $ 233           $  151
              Add: Stock based employee compensation expense                -                -
              Deduct: Total stock based employee compensation
                expense determined under fair value method               (102)            (346)
              Pro forma                                                   131             (195)
         Income (loss) per share:
              Basic and diluted EPS as reported                         $0.02           $ 0.01
              Pro forma basic and diluted EPS                           $0.01           $(0.02)

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------



         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation is not expected to have a material impact our financial statements.


BALANCE SHEET DETAIL

         Consolidated inventories at April 30, 2003 and January 31, 2003 consist of:


                                                      April 30, 2003     January 31, 2003
                                                      --------------     ---------------
                  Raw material                           $ 3,792            $ 3,736
                  Work in process                            357                163
                  Finished goods                           3,423              3,486
                                                         -------            -------
                                                           7,572              7,385
                  Less: valuation reserve                 (3,835)            (3,809)
                                                         -------            -------
                                                         $ 3,737            $ 3,576
                                                         =======            =======


STOCKHOLDERS' EQUITY

         We are authorized to issue the following shares of stock:
                  50,000,000 shares of Common Stock
                   2,000,000 shares of Preferred Stock

EARNINGS PER SHARE CALCULATION

         The following data show the amounts used in computing basic earnings per share for the three months ended April 30, 2003 and 2002.

                                                     Three Months Ended April 30,
                                                         2003          2002
                                                         ----          ----
       Net income available to common
         stockholders used in basic and diluted EPS         $233           $151
                                                            ====           ====

       Weighted average number of common shares
           used in basic EPS                          12,974,785     12,469,722
                                                      ==========     ==========


         We had net income of $233 and $151, respectively, for the three month period ended April 30, 2003 and 2002. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are included in the calculation of EPS because their effect would be dilutive. The following data shows the effect of including the effect of dilutive securities on determining the weighted average number of common shares used to compute diluted EPS.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------


                                                 Three Months Ended April 30,
                                                     2003           2002
                                                     ----           ----
       Net income available to common
         stockholders used in basic EPS                 $233            $151
                                                        ====            ====

       Weighted average number of common shares
           used in basic EPS                      12,974,785     12,469,722
       Effect of dilutive securities:
         Stock benefit plans                         400,878         36,406
                                                  ----------     -----------
       Weighted average number of common shares
         and dilutive potential common
         stock used in diluted EPS                13,375,663     12,506,128
                                                  ==========     ==========

         The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 689,301 and 2,675,776 for the three months ended April 30, 2003 and 2002, respectively.

COMMITMENTS AND CONTINGENCIES

         Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (7.8% at April 30, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred interest was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2003. In March 2003 the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We are in compliance with our bank line of credit covenants as of April 30, 2003.

         Product warranty liabilities are not material to these consolidated financial statements.

         Under its bylaws, the Company is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. In addition, the Company has indemnification agreements with four of its directors that requires, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporation Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of April 30, 2003.

         The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------



during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2003.


CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

         Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at April 30, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

         At April 30, 2003, Cisco accounted for 47.0%, and Ingram Micro accounted for 20.2% of net receivables. At January 31, 2003 Cisco accounted for 45.9%, MCI Worldcom accounted for 31.9%, and Ingram Micro accounted for 10.9% of net receivables.

         Customers accounting for more than 10% of net revenues during the quarters ended April 30, 2003 and 2002 were:


                                                April 30, 2003        April 30, 2002
                                                --------------        --------------
                             Cisco                   71.5%                 60.4%
                             MCI Worldcom            15.0%                   -


OPERATING SEGMENT INFORMATION


Geographical Information


         The table below presents external revenues based on the locations of the customer:

                                               Quarter ended April 30,
                                                   2003        2002
                                                   ----        ----
            Net Revenues:
              United States...............        $2,629      $3,084
              Europe......................            79         139
              Other.......................            --           --
                                                  ------      ------
     Total net revenues...................        $2,708      $3,223
                                                  ======      ======


Products and Service Revenue


         The table below presents external revenues for groups of similar products and services:

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
-----------------------------------------------------------------------------



                                                 Quarter ended April 30,
                                                     2003        2002
                                                     ----        ----
Net Revenues:
   Network adapter cards .................          $2,262      $2,629
   Frame relay network products ..........             124         110
   Service and support....................             322         484
                                                    ------      ------
     Total net revenues ....................        $2,708      $3,223
                                                    ======      ======


Supplemental Financial Information

There were no intersegment revenues.

Three Month Segment Financial Information ended April 30, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

                                                                      Torrey
                                              Rixon       Sync        Pines
                                              Networks    Research    Networks    Total
                                              --------    --------    --------    ------

                                                     Quarter ended April 30, 2003
Total Revenues                                   2,262         446           -     2,708

Net Income (loss)                                  201         113         (81)      233

Depreciation and amortization expense               95          14          41       150
Inventory reserve additions                         26           -           -        26
Capital asset additions                              -           -           -         -
Total Assets                                    $4,997      $1,897        $701    $7,595

Three Month Segment Financial Information ended April 30, 2002:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

                                                                      Torrey
                                              Rixon       Sync        Pines
                                              Networks    Research    Networks    Total
                                              --------    --------    --------    ------

                                                     Quarter ended April 30, 2002
Total Revenues                                   2,629         594           -     3,223

Net Income (loss)                                  114          79         (42)      151

Depreciation and amortization expense              150          17          40       207
Inventory reserve additions                         12          18           -        30
Capital asset additions                              -           1           -         1
Total Assets                                    $5,883      $2,674        $568    $9,125

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


Results of Operations/Comparison of the Three Months Ended April 30, 2003 and
2002

Net revenues. Net revenues were $2.7 million for the three months ended April 30, 2003, compared with $3.2 million for the three months ended April 30, 2002. The decrease in net revenues in the three months ended April 30, 2003 compared to the three months ended April 30, 2002 resulted primarily from the timing of product shipments and from the decreases in our service revenues.

Our Sync Research net revenues from the frame relay and service business declined 24.9% to $0.4 million for the three months ended April 30, 2003 compared to $0.6 million net revenues for the three months ended April 30, 2002. The largest portion of the drop for three months ended April 30, 2003 came from a 33.3% drop in service net revenues from $0.5 million in three months ended April 30, 2002 to $0.3 million for three months ended April 30, 2003. This drop was due to reduced service contracts from our legacy products.

Our Sync Research product revenues remained the same compared to three months ended April 30, 2003 and 2002.

Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased $0.4 million or 14.0% to $2.3 million for the three months ended April 30, 2003 from $2.6 million the three months ended April 30, 2002. This was primarily due to the timing of shipments during the quarter.

We had no revenues from our Torrey Pines Network subsidiary.

Gross profit. Cost of revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Overall gross profit declined to $1.2 million for the quarter ended April 30, 2003 from $1.3 million for the quarter ended April 30, 2002. Our gross margin increased to 44.8% for the three months ended April 30, 2003 as compared to 40.8% for the three months ended April 30, 2002. This is primarily due to lower fixed manufacturing costs as part of our continuing efforts to reduce cost.

Our Sync Research gross profit of $0.2 million for the quarter ended April 30, 2003 dropped by $0.1 million or 33.0% compared to $0.3 million for the quarter ended April 30, 2002. This was primarily due to lower service revenues offset partially by lower costs.

Our Rixon Networks gross profit of $1.0 million remained the same for the quarter ended April 30, 2003 as the prior fiscal year even with the reduced revenues. This was primarily due to reduced material costs and lower fixed manufacturing costs.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses remained the same at $0.2 million, or 7.3% of net revenues for the quarter ended April 30, 2003, compared to 6.5% of net revenues for the quarter ended April 30, 2002. The increase in selling and marketing percentages reflects primarily the lower revenues for the three months ended April 30, 2003.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.3 million, or 10.5% of net revenues, for the quarter ended April 30, 2003, compared with $0.3 million, or 8.8% of net revenues, for the quarter ended April 30, 2002. The increase in research and development percentage was primarily due to the lower revenues.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses remained approximately the same at $0.5 million, or 16.7% of net revenues, for the quarter ended April 30, 2003 compared to $0.5 million, or 15.5 % of net revenues, for the quarter ended April 30, 2002.

Other operating expenses. Other operating expenses for the three months ended April 30, 2003, were $0.1 million or 2.2% compared with $0.1 million or 3.7% for the three months ended April 30, 2002. In both fiscal years the amount was for our unoccupied facility in Annapolis Junction, MD. The reduced expense for the quarter ended April 30, 2003 was due to lower incremental accruals deemed necessary.

Income taxes. There was no provision for income taxes for the three-month periods ended April 30, 2003 and 2002. At January 31, 2003, our deferred income tax assets consist of net operating loss carry forwards. At April 30, 2003 the Company had available federal and state net operating loss carry forwards of approximately $75.5 million and $26.3 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

         The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. We believe that such an ownership change occurred on August 31, 2000. Of the approximately $75.5 million and $26.3 million NOL for federal and state taxes, approximately $64 million and $20.6 million will be subject to such limitation, respectively.

Liquidity and Capital Resources

         Our working capital was $4.0 million at April 30, 2003, an increase of $0.4 million from the $3.6 million at April 30, 2002. Cash flow provided from operations was $398,000 during the three months ended April 30, 2003 compared with $84,000 used in operations for the three months ended April 30, 2002. The increase in cash flows provided by operations reflects both a reduction in operating costs reflected in lower payments for accrued expenses, a decrease in accounts receivable and an increase in our net income from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the three months ended April 30, 2003, operating cash flow reflected increases in cash used for accounts payables, current assets and inventories offset by decrease accrued expenses and in other current liabilities. During the same three months last year, our cash flow used in operations reflected decreases in accounts receivable along with accounts payable and accrued expenses.

         Our investing activities consist primarily of Investments. Investing activities were $12,000 in the three months ended April 30, 2003.

         Our financing activities during the three months ended April 30, 2003 used cash flows of $82,000, primarily in connection with repayment of capital lease obligations and short-term debt. During the three months ended April 30, 2002, $78,000 was used primarily in conjunction with repayment of capital lease obligations and short-term debt.

         Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (7.8% at April 30, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred interest was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2003. In March 2003 the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We are in compliance with our bank line of credit covenants as of April 30, 2003.

         Outstanding borrowings against this line of credit were $0.4 million at April 30, 2003. We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2004. We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

The following table presents, at April 30, 2003, our obligations and commitments to make future payments under contracts and contingent commitments.

                                                     Payment Due by Period as of April 30, 2003
                                                            Less
             (In thousands)                                 than           1-3          4-5         After 5
         Contractual Obligations            Total          1Year          Years        Years         Years
         -----------------------           ------         ------           ----         ----          ----
Short Term Debt                            $  420         $  420           $  -         $  -          $  -
Capital Lease Obligations                      40             40              -            -             -
Operating Leases                              920            637            283            -             -
                                           ------         ------           ----         ----          ----
Total Contractual Cash Obligations         $1,380         $1,097           $283         $  -          $  -


Our equity compensation plan and outstanding warrant information as of April 30, 2003 is as follows:

                                                                                       Number of Securities
                                                                                       Remaining Available for
                        Number of Securities to be          Weighted-Average           Future Issuance under
                        Issued Upon Exercise of             Exercise price of          Equity Compensation Plans
                        Outstanding Options,                Outstanding Options,       (Excluding Securities
                        Warrants and Rights                 Warrants and Rights        Reflected in Column (a))
                        --------------------------          --------------------       -------------------------
Plan category

Equity
Compensation
Plans Approved by
Security Holders                 2,833,335                          $1.16                      1,489,679

Equity
Compensation
Plans Not
Approved by
Security Holders*                1,758,834                          $0.27                           -
                                 ---------                          -----                      ---------
Total                            4,592,169                          $0.82                      1,489,679


* Represents 1,683,077 warrants issued to HandsOn Ventures, LLC. and 75,757 warrants issued to Silicon Valley Bank to acquire our common stock.


         Our product backlog on April 30, 2003, was approximately $1.3 million. In addition to this our service backlog on April 30, 2003 was approximately $0.6 million. We include in our backlog only orders confirmed with a purchase order for products and services to be shipped or provided to our customers with approved credit status within twelve months.


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

         We do not hold or issue derivative commodity instruments or other financial instruments for trading purposes. Investments do not impose a material market risk.

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


Part II. Other Information

Item 5. Other Information

         On May 23, 2003, we announced that our Board of Directors has authorized the repurchase of up to $500,000 of its common stock over the next twelve months at prevailing market prices. Stock repurchases may be made from time-to-time during the twelve-month period at management's discretion, either in the open market or through privately negotiated transactions. Repurchases will be made under the program using the Company's own cash resources

         Cisco has advised that it will discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. This will have a major impact on our future revenues and there can be no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco's request while it qualified a replacement card.

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


RISK FACTORS

         These factors are discussed generally in greater detail under the caption "Risk Factors" in our Annual Report on Form 10-K, filed April 30, 2003.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS DOCUMENT, YOU SHOULD CAREFULLY CONSIDER THE RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FUNDING ON SATISFACTORY TERMS, WHICH COULD INTERFERE WITH OUR EXISTING AND PLANNED OPERATIONS, DILUTE OUR SHAREHOLDERS OR IMPOSE BURDENSOME FINANCIAL RESTRICTIONS ON OUR BUSINESS.

         Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some cash from our operating activities in the recent past, there is no assurance we will be able to continue to do so in the future.

         We currently do not have any commitments for additional financing. In addition, deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

         Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock would likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

         If adequate funds are not available, we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain this financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

IF WE ARE UNSUCCESSFUL IN OUR EFFORTS TO TAKE ADVANTAGE OF DISTRIBUTION CHANNELS FOR OUR PRODUCTS, SALES OF OUR PRODUCTS MAY DECLINE OR FAIL TO INCREASE.

         We channel many of our products through a network of distribution outlets. We are continuing to develop and solidify our relationships with certified resellers, distributors and system integrators, many of which are part of a worldwide distribution network. To the extent we are unsuccessful in our efforts to create or maintain an adequate quality and quantity of these relationships, sales of our products may decline or fail to increase as we work to establish effective channels to market.


WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during the three months ended April 30, 2003, Cisco Systems, accounted for approximately 71.5% of our consolidated net revenues and during fiscal year 2003, Cisco Systems, accounted for approximately 56.9% of our consolidated net revenues.

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

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of April 30, 2003, we had approximately $1.9 million in backlog orders for our products and services. These orders were due in large part to our adapter card products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Approximately 30% of the backlog is from service contracts that are for a year or more. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets, memory components among other components. Most of these components are available from multiple sources. However, some components used in our products currently are obtained from single or limited sources and may from time to time be in short supply. We have from time to time experienced, and currently are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

         In addition, we have from time to time received from manufacturers "last buy" notices that indicate that one or more components that we incorporate into our products will be discontinued. If we are unable to participate in a last buy or are unable to purchase an adequate quantity of last buy components to cover our needs until the time, if any, that we are able to find an appropriate substitute component that works with the current design of our product or to redesign our product to allow for use of a substitute component, we may have to eliminate the product from our product line. We believe that with respect to many of our single source components, we could obtain similar components from other sources. However, in response to past last buy notices, we have been working to alter product designs on some of our products to allow us to use alternative components. We cannot assure you that we will be successful in our redesign of these products or that we will not experience difficulties associated with future last buys. Further, we cannot assure you that future severe shortages of components that could increase the cost or delay the shipment of our products will not occur.

WE RELY HEAVILY ON OUR MANAGEMENT AND BOARD OF DIRECTORS, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Chief Executive Officer and President, Dr. Kanwar J.S. Chadha and Vice Chairman and Chief Financial Officer, Dr. Davinder Sethi. The loss of Dr. Chadha, Dr. Sethi or one or more other key members of our management or board of directors could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Our ability to pay cash compensation to retain key members of our management and board of directors is limited by our cash flows.

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

         The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended April 30, 2003, the high and low closing sale prices of our common stock were $0.40 and $0.20, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

         o Variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;

         o Changes in market valuations of similar companies and stock market price and volume fluctuations generally;

         o Economic conditions specific to the industries in which we operate;

         o Announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

         o     Regulatory developments;

         o     Additions or departures of key personnel; and

         o Future sales of our common stock or other debt or equity securities.

         If our operating results in future quarters fall below the expectations of market makers, securities analysts and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of May 12, 2003, we had outstanding 13,062,068 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of April 30 2003, we also had outstanding options and warrants that were exercisable for or convertible into approximately 4,592,169 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "ESAN" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             Our Form 8-K filed April 14, 2003 providing our fiscal year ended January 31, 2003 earnings release.

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

                                     ENTRADA NETWORKS, INC.

                                     By:  /s/ Davinder Sethi
                                          ----------------------------
                                          Davinder Sethi, Ph.D.
                                          Chief Financial Officer
                                          Principal Accounting Officer

                                     Date: May 30, 2003

                            CERTIFICATION PURSUANT TO
                   RULE 13-A-14 OF THE SECURITIES ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Kanwar J.S. Chadha, Ph. D., certify that:

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

Date: May 23, 2003

/s/ Kanwar Chadha
---------------------------------
Kanwar J.S. Chadha, Ph.D.
Chief Executive Officer

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

Date: May 23, 2003

/s/ Davinder Sethi
-----------------------
Davinder Sethi, Ph.D.
Chief Financial Officer


SUBSIDIARIARIES OF THE REGISTRANT


Rixon Networks, Inc., a Delaware corporation


Sync Research, Inc., a Delaware corporation


Torrey Pines Networks, Inc., a Delaware corporation