Form 10-Q
period 2003-07-31
ENTRADA NETWORKS INC
filed 2003-09-15
CIK 1000695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________________

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

_________________

Commission file number: 000-26952

ENTRADA NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0676350
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

12 Morgan, Irvine, California	92618
(Address of principal executive office)	(Zip Code)

(949) 588-2070
(Registrant’s telephone number, including area code)

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

The Registrant’s revenues for its recent fiscal year were $13,630,900.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on July 31, 2003 was $2,354,621.

 (Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date.)

Title	Date	Outstanding
Common Stock, $.001 Par Value	August 12, 2003	13,900,720

Item 1. Financial Statements
ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In Thousands)
	July 31,	January 31,
	2003	2003

	(unaudited )	(audited	)
ASSETS
CURRENT ASSETS
Cash and equivalents	$850	$808
Short-term Investments	52	45
Accounts receivable, net of allowance for doubtful
accounts of $84 and $212, respectively	708	1,329
Inventory, net of reserves of $3,799 and $3,809, respectively	3,581	3,576
Prepaid expenses and other current assets	533	509

TOTAL CURRENT ASSETS	5,724	6,267
PROPERTY AND EQUIPMENT, NET	777	1,073
OTHER ASSETS
Deposits	31	31
Restricted cash	0	300
TOTAL OTHER ASSETS	31	331

TOTAL ASSETS	$6,532	$7,671

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	597	810
Other current and accrued liabilities	1,053	1,409
Short-term debt	398	474
Capital lease obligations	16	68

TOTAL LIABILITIES	$2,064	$2,761

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000 shares authorized, no shares outstanding	-	-
Common stock, $.001 par value; 50,000 shares authorized; 13,901 shares issued and outstanding at July 31, 2003; 12,937 shares issued
and outstanding at January 31, 2003	13	13
Additional paid-in capital	52,001	52,001
Accumulated other comprehensive income (loss)	(2)	-
Accumulated deficit	(47,417)	(47,104)
Treasury Stock (402,616 shares at cost)	(127)	-

TOTAL STOCKHOLDERS' EQUITY	4,468	4,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,532	$7,671

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands, except per share amounts)
	Three months ended		Six months ended
	July 31,		July 31,

	2003	2002	2003	2002

NET REVENUES
PRODUCT	$1,847	$3,059	$4,233	$5,799
SERVICES	206	307	528	790

TOTAL NET REVENUES	2,053	3,366	4,761	6,589

COST OF REVENUE
PRODUCT	1,219	1,847	2,619	3,602
SERVICES	73	(21)	169	129

TOTAL COST OF REVENUE	1,292	1,826	2,788	3,731

GROSS PROFIT	761	1,540	1,973	2,858

OPERATING EXPENSES
Selling and marketing	148	219	310	426
Engineering, research and development	362	283	681	568
General and administrative	509	518	962	1,019
Other operating expenses	281	120	341	240

TOTAL OPERATING EXPENSES	1,300	1,140	2,294	2,253

INCOME (LOSS) FROM OPERATIONS	(539)	400	(321)	605

OTHER CHARGES
Interest expense, net	(7)	(52)	(7)	(103)
Other expense	-	-	15	-

TOTAL OTHER CHARGES	(7)	(52)	8	(103)

NET INCOME (LOSS)	$(546)	$348	$(313)	$502

INCOME (LOSS) PER COMMON SHARE:

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	13,318	12,813	13,149	12,644
DILUTED	13,318	13,045	13,149	12,747

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.04)	$0.03	$(0.02)	$0.04

DILUTED	$(0.04)	$0.03	$(0.02)	$0.04

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)	Six Months Ended July 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(313)	$502
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	300	342
Accounts receivable and inventory reserve changes	(139)	(53)
Sale of property and equipment	-	20
Non-cash change in short-term investment	(8)	-
Issuance of common stock in payment of liabilities	-	32
Changes in assets and liabilities net of effects of business entity acquisition:
(Increase) decrease in accounts receivable	749	1,003
(Increase) decrease in inventories	5	(325)
(Increase) decrease in prepaid and other current assets	276	(55)
Increase (decrease) in accounts payable	(214)	(588)
Increase (decrease) in accrued expenses	(195)	(991)
Increase (decrease) in other current liabilities	(160)	159

NET CASH PROVIDED BY OPERATING ACTIVITIES:	301	46

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of treasury stock	(127)	-
Investment in marketable securities	-	(51)
Purchase of property and equipment	(4)	-

NET CASH USED IN INVESTING ACTIVITIES	(131)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term debt	(76)	(43)
Repayment of capital lease obligations	(52)	(87)

NET CASH USED IN FINANCING ACTIVITIES	(128)	(130)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42	(135)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	808	698

CASH AND CASH EQUIVALENTS - END OF PERIOD	$850	$563

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three and six months ended July 31, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31 and for the three months and six months ended July 31, 2003 and 2002, have been made. The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This pronouncement will not have a material impact on our results of operations and financial condition.

Page 5
ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003. We will apply the provisions of SFAS 149 on a prospective basis to contracts entered into or modified after June 30, 2003. We expect that this pronouncement will not have a material impact on our results of operations and financial condition.

In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. We will apply the guidance of EITF 00-21 on a prospective basis and expect that this pronouncement will not have a material impact on its results of operations and financial condition.

Stock-Based Compensation – In December 2002, FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation  — Transition and Disclosure  — An Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations. The adoption of SFAS No. 148 did result in a modification of disclosure in our financial statements included in this quarterly report on Form 10-Q.

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123 our net loss and loss per share for the three and six months ended July 31, 2003 would have been increased and would have increased the pro forma amounts presented and our net income and income per share for the three and six months ended July 31, 2002 would decrease and would have decreased the pro forma amounts presented:

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002

Net income (loss):
As reported	$(546)	$348	$(313)	$502
Add: Stock based employee compensation expense	-	-	-	-
Deduct: Total stock based employee compensation
expense determined under fair value method	(16)	(254)	(205)	(600)

Pro forma income (loss) per share:	(562)	94	(518)	(98)

Basic and diluted EPS as reported	$(0.04)	$0.03	$(0.02)	$0.04

Pro forma basic and diluted EPS	$(0.04)	$0.01	$(0.04)	$(0.01)

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. The adoption of this interpretation did not have a material impact our financial statements.

BALANCE SHEET DETAIL

Consolidated inventories at July 31, 2003 and January 31, 2003 consist of:

	July 31, 2003	January 31, 2003

Raw material	$3,493	$3,736
Work in process	283	163
Finished goods	3,604	3,486

	7,380	7,385
Less: valuation reserve	(3,799)	(3,809)

Net Inventories	$3,581	$3,576

TREASURY STOCK

On May 27, 2003, we announced that our Board of Directors has authorized the repurchase of up to $500,000 of the Company’s common stock over the next twelve months at prevailing market prices. Stock repurchases may be made from time-to-time during the twelve-month period at management's discretion, either in the open market or through privately negotiated transactions.

During the three month period ended July 31, 2003, we repurchased 18,001 shares of our common stock from certain shareholders in the open market pursuant to a previously announced odd-lot repurchase program and 384,615 shares at a fair market 10 day average price from our Chairman and CEO pursuant to a private agreement approved by our independent directors. The aggregate purchase price for the 402,616 shares of our common stock was $126,677.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

EARNINGS PER SHARE CALCULATION

The following data show the amounts used in computing basic earnings per share for the three and six months ended July 31, 2003 and 2002.
	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002

Net income (loss) available to common
stockholders used in basic and diluted EPS	$(546)	$348	$(313)	$502

Weighted average number of common shares
used in basic EPS	13,317,972	12,812,801	13,149,222	12,643,928

We had net loss of $(546) and $(313), respectively, for the three month and six month period ended July 31, 2003 and a net income of $348 and $502, respectively, for the three month and six month period ended July 31, 2002. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS for the three month and six month period ended July 31, 2003 because their effect would be anti-dilutive. The following data shows the effect of including the effect of dilutive securities on determining the weighted average number of common shares used to compute diluted EPS.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002

Net income available to common
stockholders used in basic EPS	$(546)	$348	$(313)	$502

Weighted average number of common shares
used in basic EPS	13,317,972	12,812,801	13,149,222	12,643,928
Effect of dilutive securities:
Stock benefit plans	-	231,990	-	102,633

Weighted average number of common shares
and dilutive potential common stock
used in diluted EPS	13,317,972	13,044,791	13,149,222	12,746,561

The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their effect would be anti-dilutive for the 2003 periods or their exercise price was greater than the average market price of the common shares for the 2002 periods that each option was outstanding were 999,068 and 846,752 for the three and six months ended July 31, 2003 and 2,910,884 and 2,927,397 for the three and six months ended July 31, 2002, respectively.

COMMITMENTS AND CONTINGINCIES

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 80% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at July 31, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance and were amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2003. We are in compliance with our bank line of credit covenants as of July 31, 2003.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

Product warranty liabilities are not material to these consolidated financial statements.

Under its bylaws, the Company is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. In addition, the Company has indemnification agreements with four of its directors that requires, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporation Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of July 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2003.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at July 31, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

At July 31, 2003, Cisco accounted for 31.0%, Celestica for 22.1%, Computer Overseas Corp for 13.2% and Ingram Micro accounted for 20.2% of net accounts receivables. At January 31, 2003, Cisco accounted for 45.9%, MCI Worldcom accounted for 31.9% and Ingram Micro accounted for 10.9% of net accounts receivables.

Customers accounting for more than 10% of net revenues during the quarters ended July 31, 2003 and 2002 were:

	July 31,	July 31,
	2003	2002

Cisco	46.9%	56.1%
Computer Overseas Corp	10.6%	-
Celestica	10.3%	-

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

OPERATING SEGMENT INFORMATION

Geographical Information

The table below presents external revenues based on the locations of the customer:
	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002

Net Revenues:
United States	$1,971	$3,066	$4,557	$6,067
Europe	82	300	204	522
Other	--	--	--	--

Total net revenues	$2,053	$3,366	4,761	6,589

Products and Service Revenue

The table below presents external revenues for groups of similar products and services:

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002

Net Revenues:
Network adapter cards	$1,695	$2,918	$3,957	$5,547
Frame relay network products	152	141	276	252
Service and support	206	307	528	790

Total net revenue	$2,053	$3,366	$4,761	$6,589

Supplemental Financial Information

There were no inter-segment revenues.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

Three Month Segment Financial Information ended July 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Quarter ended July 31, 2003

Total Revenues	$1,695	$358	$-	2,053

Net Income (loss)	(530)	90	(106)	(546)

Depreciation and amortization expense	95	14	41	150
Inventory reserve additions	(36)	-	-	(36)
Capital asset additions	4	-	-	4
Total Assets	$4,356	$1,455	$721	$6,532

Six Month Segment Financial Information ended July 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Six months ended July 31, 2003

Total Revenues	3,957	804	-	4,761

Net Income (loss)	(329)	203	(187)	(313)

Depreciation and amortization expense	185	32	83	300
Inventory reserve additions	(10)	-	-	(10)
Capital asset additions	4	-	-	4
Total Assets	$4,356	$1,455	$721	$6,532

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)- Continued (In thousands, except per share amounts)

Three Month Segment Financial Information ended July 31, 2002:

We have three operating subsidiaries, Rixon Networks, Inc., Torrey Pines Networks, Inc. and Sync Research, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Quarter ended July 31, 2002

Revenue from External Customers	$2,918	$448	-	$3,366
Inter-segment Revenues	-	-	-	-

Total Revenues	2,918	448	-	3,366

Net income (loss)	336	55	(43)	348

Depreciation and amortization expense	78	16	40	207
Inventory reserve additions	(254)	(45)	-	(299)
Capital asset additions	-	-	-	-
Total Assets	$7,559	$393	$528	$8,480

Six Month Segment Financial Information ended July 31, 2002:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Six Months ended July 31, 2002

Revenue from External Customers	$5,547	$1,042	-	$6,589
Inter-segment Revenues	-	-	-	-

Total Revenues	5,547	1,042	-	6,589

Net income (loss)	451	135	(84)	502

Depreciation and amortization expense	228	33	80	342
Inventory reserve additions	(241)	(27)	-	(268)
Capital asset additions	-	-	-	-
Total Assets	$7,559	$393	$528	$8,480

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented.

Results of Operations/Comparison of the three months ended July 31, 2003 and 2002

Net revenues Net revenues were $2.1 million for the three months ended July 31, 2003, compared with $3.4 million for the three months ended July 31, 2002. The decrease in net revenues in the three months ended July 31, 2003 compared to the three months ended July 31, 2002 resulted primarily from reduced product shipments to Cisco resulting from their earlier announced decision to cease purchasing an adapter card from us.

Our Sync Research net revenues from the frame relay and service business stayed essentially the same at $0.4 million for the three months ended July 31, 2003 compared to net revenues for the three months ended July 31, 2002.

Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased $1.2 million or 41.9% to $1.7 million for the three months ended July 31, 2003 from $2.9 million the three months ended July 31, 2002. This was primarily due to reduced shipments to Cisco during the quarter.

Rixon Networks’ has historically derived a significant portion of its revenues from a relatively limited number of customers. During the three months ended July 31, 2003, revenues from Cisco Systems accounted for approximately 46.9% of our consolidated net revenues.

Cisco has advised that it will discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. The net revenues attributable to this specific adapter card amounted to $1.3 million, approximately 63% of our total net revenues or 70% of product sales, in the three months ended July 31, 2003. The loss of such sales to Cisco will likely have a major impact on our future revenues and operating results, and there can be no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco’s request while it qualified a replacement card.

In anticipation of the reduced revenues we have expanded our sales team by hiring a sales person and adding two independent sales representatives to bring in new sales not only for this family of adapter cards but also for Torrey Pines Silverline (tm) product line and many of Rixon Networks’ legacy products. Additionally, we are aggressively downsizing the workforce, down from 35 employees including consultants to 20, and examining every cost and expense item in order to reduce the cost burden proportional to the lost revenue. Also, we have been successful in getting our lease for the vacant Annapolis Junction building terminated effective July 31, 2003.

We had no revenues from our Torrey Pines Network subsidiary.

Gross profit . Cost of revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Overall gross profit declined to $0.8 million for the quarter ended July 31, 2003 from $1.5 million for the quarter ended July 31, 2002. Our gross margin decreased to 37.1% for the three months ended July 31, 2003 as compared to 45.8% for the three months ended July 31, 2002. This is primarily due to lower net revenues.

Our Sync Research gross profit of $0.2 million for the quarter ended July 31, 2003 remained essentially the same as for the quarter ended July 31, 2002.

Our Rixon Networks gross profit was 51.4% lower to $0.6 million for the quarter ended July 31, 2003 compared to $1.2 million for the quarter ended July 31, 2002. This was primarily due to reduced revenues.

Selling and marketing . Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses dropped to $0.15 million, or 7.2% of net revenues for the quarter ended July 31, 2003, compared to $0.22 million or 6.5% of net revenues for the quarter ended July 31, 2002. The decrease in selling and marketing expenses reflects the cost cutting efforts and lower commissions paid on sales while the higher percentages reflects primarily the lower revenue base for the three months ended July 31, 2003.

Engineering, research and development . Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.36 million, or 17.6% of net revenues, for the quarter ended July 31, 2003, compared with $0.28 million, or 8.4% of net revenues, for the quarter ended July 31, 2002. The increase in research and development percentage was primarily due to the lower revenues and the increased expenses were primarily added development expenses in our Torrey Pines Network subsidiary.

General and administrative . General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses remained approximately the same at $0.5 million, or 24.8% of net revenues, for the quarter ended July 31, 2003 compared to $0.5 million, or 15.4 % of net revenues, for the quarter ended July 31, 2002.

Other operating expenses . Other operating expenses for the three months ended July 31, 2003, were $0.28 million or 13.7% compared with $0.1 million or 3.6% for the three months ended July 31, 2002. In both fiscal years the amount was rent expense for our unoccupied facility in Annapolis Junction, MD. The increased expense for the quarter ended July 31, 2003 was due to a lease termination agreement for the facility effective July 31, 2003. The lease was to otherwise expire in October 2004.

Income taxes . There was no provision for income taxes for the three-month periods ended July 31, 2003 and 2002. At January 31, 2003, our deferred income tax assets consist of net operating loss carry forwards. At July 31, 2003 the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. We believe that such an ownership change occurred on August 31, 2000. Of the approximately $76 million and $27 million net operating loss carry forwards for federal and state taxes, approximately $64 million and $20.6 million will be subject to such limitation, respectively.

Results of Operations/Comparison of the Six Months Ended July 31, 2003 and 2002

Net revenues . Net revenues were $4.8 million for the six months ended July 31, 2003, compared with $6.6 million for the six months ended July 31, 2001. The 27.7% or $1.8 million decrease in net revenue in the six months ended July 31, 2003 resulted primarily from $1.6 million reductions in our Rixon product shipments (primarily to Cisco) and a $0.2 million decrease in our Sync Research support contracts for our frame relay customers.

Rixon Networks has historically derived a significant portion of its revenues from a relatively limited number of customers. During the six months ended July 31, 2003, Cisco Systems accounted for approximately 56.9% of our consolidated net revenues.

Cisco has advised that it will discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. The net revenues attributable to this specific adapter card was $3.3 million, approximately 69% of total net revenues or 78% of product sales, in the six months ended July 31, 2003. The loss of such sales to Cisco will have a major impact on our future revenues and operating results, and there can be no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco’s request while it qualified a replacement card.

We had no revenues from our Torrey Pines subsidiary.

Gross profit . Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $2.0 million and $2.9 million for the six month period ended July 31, 2003 and 2002. Our gross margin was 41.4% for the six months ended July 31, 2003, compared with 43.4% for the six months ended July 31, 2002. The decline in gross margins resulted primarily from lower product shipments in Rixon partially offset by lower overall manufacturing and customer service costs.

Selling and marketing . Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to revenue representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.3 million, or 6.5% of net revenue for the six months ended July 31, 2003, from $0.4 million and 6.5% of net revenue for the six months ended July 31, 2002. The decrease in selling and marketing expense was primarily due to the cost cutting efforts and lower commissions paid on sales in all the segments.

Engineering, research and development . Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.7 million, or 14.3% of net revenue, for the six months ended July 31, 2003, compared with $0.6 million, or 8.6% of net revenue, for the six months ended July 31, 2002. The increase in research and development expenses was primarily due to additions in our Torrey Pines Networks, Inc.’s storage area networks development costs.

General and administrative . General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses remained the same expense at $1.0 million, or 20.2% of net revenue, for the six months ended July 31, 2003 compared to $1.0 million, or 15.5% of net revenue, for the six months ended July 31, 2001. The increase in general and administrative expense as percentage of revenue was primarily due to a decline in base revenue.

Other operating expenses . Other operating expenses for the six months ended July 31, 2003, were $0.3 million compared to $0.2 million for the six months ended July 31, 2002. In both periods the expenses related to rent expense for our facility in Annapolis Junction, Maryland. The increased expense for the six months ended July 31, 2003 was due to a lease termination agreement for the facility effective July 31, 2003. The lease was to otherwise expire in October 2004.

Income taxes . There was no provision for income taxes for the three-month periods ended July 31, 2003 and 2002. At January 31, 2003, our deferred income tax assets consist of net operating loss carry forwards. At July 31, 2003 the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. We believe that such an ownership change occurred on August 31, 2000. Of the approximately $76 million and $27 million net loss carry forwards for federal and state taxes, approximately $64 million and $20.6 million will be subject to such limitation, respectively.

Liquidity and Capital Resources

Our working capital was $3.7 million at July 31, 2003, an increase of $1.3 million from the $2.4 million at July 31, 2002. Cash flow provided from operations was $301,000 during the six months ended July 31, 2003 compared with $46,000 for the six months ended July 31, 2002. The increase in cash flows provided by operations reflects a reduction in operating costs reflected in lower payments for accrued expenses, a decrease in accounts receivable partly offset by a decrease in our net income from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the six months ended July 31, 2003, operating cash flow reflects cash used for accounts payables, accrued expenses and in other current liabilities offset by a decrease in inventories. During the same six months ended July 31, 2002, operating cash flow reflected decreases in accounts receivable, accounts payable, and accrued expenses and increases in net inventories and in other current liabilities .

On May 27, 2003, we announced that our Board of Directors has authorized the repurchase of up to $500,000 of the Company’s common stock over the next twelve months at prevailing market prices. Stock repurchases may be made from time-to-time during the twelve-month period at management's discretion, either in the open market or through privately negotiated transactions.

During the three month period ended July 31, 2003, we repurchased 18,001 shares of our common stock from certain shareholders in the open market pursuant to a previously announced odd-lot repurchase program and 384,615 shares at a fair market 10 day average price from our Chairman and CEO pursuant to a private agreement approved by our independent directors. The aggregate purchase price for the 402,616 shares of our common stock was $126,677.

Our financing activities during the six months ended July 31, 2003 used cash flows of $128,000, primarily in connection with repayment of capital lease obligations and short-term debt. During the six months ended July 31, 2002, $130,000 was used primarily in conjunction with repayment of capital lease obligations and short-term debt.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 80% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at July 31, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance and were amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2003. We are in compliance with our bank line of credit covenants as of July 31, 2003.

The covenant regarding tangible net worth requires us to maintain that measure to be at least $3.4 million plus 50% of any new equity we raise. Cisco’s decision to discontinue purchasing the specific adapter card from us from the third quarter of fiscal 2004 and onwards will likely have a material impact on our operating results from that point forward. Unless the Company is able to significantly increase revenues from other products and further reduce operating expenses, for which there can be no assurance, the Company would suffer operating losses in the future that could put the Company in jeopardy at some future date of meeting the tangible net worth covenant.

Outstanding borrowings against this line of credit were $0.4 million at July 31, 2003. We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

During the quarter ended July 31, 2003, the restricted cash letter of credit for $300,000 was cancelled. With the funds, we prepaid $200,000 of rent on our 12 Morgan facility and deposited the remaining to our cash accounts. The prepayment of rent on our 12 Morgan facility eliminates most of our future facility payments to the end of the lease in August 2004.

While we anticipate an operating loss for the next quarter based on the loss of revenues from Cisco, we are working toward a breakeven cash flow with our personnel reductions and cost cutting measures. However, there can be no assurance that future revenue gains from our additional sales personnel or anticipated cost reductions will occur or be sufficient if there are further reductions in revenue from changes in the economy or our product marketing areas.

The following table presents, at July 31, 2003, our obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of July 31, 2003
Contractual Obligations		Less than	1-3	4-5	After 5
(In thousands)	Total	1Year	Years	Years	Years

Short Term Debt	$398	$398	$-	$-	$-
Capital Lease Obligations	16	16	-	-	-

Total Contractual Cash Obligations	$414	$414	$-	$-	$-

Our equity compensation plan and outstanding warrant information as of July 31, 2003 is as follows:

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity Compensation Plans Approved by Security Holders	2,915,100	$1.13	1,407,914

Equity Compensation Plans Not Approved by Security Holders *	75,757	$3.30	-

Total	2,990,857	$1.18	1,407,914

* Represents 75,757 warrants issued to Silicon Valley Bank to acquire our common stock.

Our product backlog on July 31, 2003, was approximately $0.33 million. In addition to this, our service commitments on July 31, 2003 were approximately $0.4 million. We include in our backlog only orders confirmed with a purchase order for products and services to be shipped or provided to our customers with approved credit status within twelve months.

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

Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures . The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 45 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b) Changes in Internal Controls . There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Part II. Other Information

Item 5. Other Information

Certain Cautionary Statements

Certain statements in this Quarterly Report on Form 10-Q, including, but not limited to, Part I, Item 2 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, that are not historical facts but rather reflect current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, some of which are beyond the Company’s control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of the Company’s current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, the Company’s ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price.

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

Historically, we have derived a significant portion of our revenues from a relatively limited number of customers. In fact, during the three months ended July 31, 2003, Cisco Systems, accounted for approximately 46.9% of our consolidated net revenues and during the six months ended July 31, 2003, Cisco Systems, accounted for approximately 56.9% of our consolidated net revenues.

Cisco has advised that it will discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. This will have a major impact on our future revenues and operating results, and there can be no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco’s request while it qualified a replacement card.

The inventory of raw materials and finished goods at hand exclusive to this adaptor card shipments to Cisco amounts to approximately $0.3 million and is deemed necessary and/or sufficient for replacements in the field. Therefore, the impact on our inventory is not material.

IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

As of July 31, 2003, we had approximately $0.7 million in backlog orders for our products and services. These orders were due in large part to our adapter card products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Approximately 55% of the backlog is from service contracts that are for a year or more. The typical duration from receipt of a purchase order or other purchase commitment to shipment of the products ordered to the customer ranges from three to ten weeks depending upon the product mix and the size of the order. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely fashion or that we will ultimately recognize as revenue the amounts reflected as backlog.

OUR BUSINESS COULD SUFFER IF WE OR OUR CONTRACT MANUFACTURERS ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

The major components of our products include circuit boards, microprocessors, chipsets, and memory components among other components. Most of these components are available from multiple sources. However, some components used in our products currently are obtained from single or limited sources and may from time to time be in short supply. We have from time to time experienced, and currently are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

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

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS.

The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended July 31, 2003, the high and low closing sale prices of our common stock were $0.37 and $0.19, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:
  Variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;
  Changes in market valuations of similar companies and stock market price and volume fluctuations generally;
  Economic conditions specific to the industries in which we operate;
  Announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
  Regulatory developments;
  Additions or departures of key personnel; and
  Future sales of our common stock or other debt or equity securities.
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

As of August 19, 2003, we had outstanding 13,900,720 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of July 31, 2003, we also had outstanding options and warrants that were exercisable for or convertible into approximately 2,180,915 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

  Exhibits
10.11 Chippawa Limited Partnership "Lease Termination Agreement" dated July 31, 2003

  Reports on Form 8-K

Our Form 8-K filed April 14, 2003 providing our fiscal year ended January 31, 2003 earnings release.
Our From 8-K filed July 8, 2003 providing financial impact of Cisco discontinuing purchasing an adapter card.
Our From 8-K filed August 22, 2003 providing our Q2 FY2004 earnings release for the period ended July 31, 2004

(c)
31.1 Statement Under Oath for Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2 Statement Under Oath for Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1 Statement Under Oath for Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2 Statement Under Oath for Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTRADA NETWORKS, INC.

By: _/s/ Davinder Sethi_
 Davinder Sethi, Ph.D.
 Chief Financial Officer
Principal Accounting Officer

Date: September 15, 2003

SUBSIDIARIARIES OF THE REGISTRANT
Rixon Networks, Inc., a Delaware corporation
Sync Research, Inc., a Delaware corporation
Torrey Pines Networks, Inc., a Delaware corporation

