Form 10-Q
period 2003-10-31
ENTRADA NETWORKS INC
filed 2003-12-15
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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
The Registrant’s revenues for its recent fiscal year were $13,630,900.
The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on July 31, 2003 was $2,354,621.

(Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date.)

Title	Date	Outstanding

Common Stock, $.001 Par Value	November 24, 2003	13,900,720

Item 1. Financial Statements
ENTRADA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)
	October 31,	January 31,
	2003	2003

	(unaudited)	(audited	)
ASSETS
CURRENT ASSETS
Cash and equivalents	$229	$808
Short-term Investments	57	45
Accounts receivable, net of allowance for doubtful
accounts of $67 and $212, respectively	495	1,329
Inventory, net of reserves of $3,453 and $3,809, respectively	3,531	3,576
Prepaid expenses and other current assets	345	509

TOTAL CURRENT ASSETS	4,657	6,267
PROPERTY AND EQUIPMENT, NET	652	1,073
OTHER ASSETS
Deposits	39	31
Restricted cash	-	300

TOTAL OTHER ASSETS	39	331

TOTAL ASSETS	$5,348	$7,671

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	289	810
Other current and accrued liabilities	569	1,409
Short-term debt	246	474
Capital lease obligations	-	68

TOTAL LIABILITIES	$1,104	$2,761

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 2,000 shares authorized, no shares outstanding	-	-
Common stock, $.001 par value; 50,000 shares authorized; 13,901 shares issued and outstanding at October 31, 2003; 12,937 shares issued
and outstanding at January 31, 2003	13	13
Additional paid-in capital	52,001	52,001
Accumulated other comprehensive income (loss)	4	-
Accumulated deficit	(47,646)	(47,104)
Treasury Stock (402,616 shares at cost)	(128)	-

TOTAL STOCKHOLDERS' EQUITY	4,244	4,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,348	$7,671

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share amounts)
	Three months ended		Nine months ended
	October 31,		October 31,

	2003	2002	2003	2002

NET REVENUES
Product	$695	$3,731	$4,927	$9,531
Services	236	328	765	1,117

TOTAL NET REVENUES	931	4,059	5,692	10,648
COST OF REVENUE
Product	481	1,894	3,099	5,504
Services	77	(22)	247	99

TOTAL COST OF REVENUE	558	1,872	3,346	5,603

GROSS PROFIT	373	2,187	2,346	5,045
OPERATING EXPENSES
Selling and marketing	80	206	390	633
Engineering, research and development	260	285	941	853
General and administrative	258	569	1,220	1,587
Other operating expenses	-	120	341	360

TOTAL OPERATING EXPENSES	598	1,180	2,892	3,433

INCOME (LOSS) FROM OPERATIONS	(225)	1,007	(546)	1,612
OTHER CHARGES
Interest expense, net	(5)	(57)	(12)	(156)
Other income (expense)	-	(85)	15	(89)

TOTAL OTHER CHARGES	(5)	(142)	3	(245)

NET INCOME (LOSS)	$(230)	$865	$(543)	$1,367

INCOME (LOSS) PER COMMON SHARE:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	13,901	12,937	13,402	12,755
DILUTED	13,901	12,973	13,402	12,823
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.02)	$0.07	$(0.04)	$0.11

DILUTED	$(0.02)	$0.07	$(0.04)	$0.11

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	Nine Months Ended
(In Thousands)	October 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(543)	$1,367
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	425	468
Non-cash change in short-term investment	(8)	(4)
Accounts receivable and inventory reserve changes	(500)	52
Gain or (loss) on sale of property and equipment	-	149
Issuance of common stock in payment of liabilities	-	89

Changes in assets and liabilities net of effects of business entity acquisition:
(Increase) decrease in accounts receivable	979	39
(Increase) decrease in inventories	401	(370)
(Increase) decrease in prepaid and other current assets	456	11
Increase (decrease) in accounts payable	(524)	(1,256)
Increase (decrease) in accrued expenses	(501)	(1,352)
Increase (decrease) in other current liabilities	(336)	80

NET CASH USED IN OPERATING ACTIVITIES:	(151)	(727)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of treasury stock	(128)	-
Investment in marketable securities	-	(49)
Purchase of property and equipment	(4)	(11)

NET CASH USED IN INVESTING ACTIVITIES	(132)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (repayment) of short-term debt	(228)	618
Repayment of capital lease obligations	(68)	(22)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(296)	596

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(579)	(191)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	808	698

CASH AND CASH EQUIVALENTS - END OF PERIOD	$229	$507

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except per share amounts)
_____________________________________________________________________________

Entrada Networks, Inc., through its three wholly owned subsidiaries, is in the business of developing, marketing and selling products for the network connectivity industry.

Our Torrey Pines Networks ("Torrey Pines") segment designs, develops, and markets storage area network ("SAN") transport products.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three and nine months ended October 31, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2003.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31 and for the three months and nine months ended October 31, 2003 and 2002, have been made. The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in the balance sheets. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on our results of operations and financial condition.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued
(In thousands, except per share amounts)
_____________________________________________________________________________

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In particular, it (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to the language used in FASB Interpretation No. ("FIN") 45, "Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") and (4) amends certain other existing pronouncements. SFAS 149 will be effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003.The provisions of SFAS 149 that relate to guidance in SFAS 133 Implementation Issues that have been effective for fiscal quarters which began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts as well as new contracts entered into after June 30, 2003. We adopted this pronouncement with no material impact on our results of operations and financial condition.

In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). In the absence of higher level accounting literature, EITF 00-21 governs how to separate and allocate revenue to goods or services or both that are to be delivered in a bundled sales arrangement. EITF 00-21 applies to revenue arrangements entered into after June 30, 2003 and allows for either prospective application or cumulative adjustment upon adoption. We adopted this pronouncement with no material impact on its results of operations and financial condition.

Stock-Based Compensation – All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Accounting Standards No. 123, our net loss and loss per share for the three and nine months ended October 31, 2003 would have been increased and our net income and income per share for the three and nine months ended October 31, 2002 would decrease as follows:

	Three Months Ended October 31,		Nine months Ended October 31,
	2003	2002	2003	2002

Net income (loss):
As reported	$(230)	$865	$(543)	$1,367
Add: Stock based employee compensation expense	-	-	-	-
Deduct: Total stock based employee compensation
expense determined under fair value method	(16)	(10)	(221)	(611)

Pro forma income (loss) per share:	(246)	855	(764)	756

Basic and diluted EPS as reported	$(0.02)	$0.07	$(0.04)	$0.11

Pro forma basic and diluted EPS	$(0.02)	$0.07	$(0.06)	$0.06

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued (In thousands, except per share amounts)

BALANCE SHEET DETAIL

Consolidated inventories at October 31, 2003 and January 31, 2003 consisted of:

	October 31, 2003	January 31, 2003

Raw material	$3,410	$3,736
Work in process	164	163
Finished goods	3,410	3,486

	6,984	7,385
Less: valuation reserve	(3,453)	(3,809)

Net Inventories	$3,531	$3,576

TREASURY STOCK

On May 27, 2003, we announced that our Board of Directors has authorized the repurchase of up to $500,000 of the Company’s common stock over the twelve months from that date at prevailing market prices. Stock repurchases may be made from time-to-time during the twelve-month period at management's discretion, either in the open market or through privately negotiated transactions.

During the three month period ended October 31, 2003, no shares were repurchased.

EARNINGS PER SHARE CALCULATION

The following data show the amounts used in computing basic earnings per share for the three and nine months ended October 31, 2003 and 2002.

	Three Months Ended October 31,		Nine months Ended October 31,
	2003	2002	2003	2002

Net income (loss) available to common
stockholders used in basic and diluted EPS	$(230)	$865	$(543)	$1,367

Weighted average number of common shares
used in basic EPS	13,900,720	12,936,774	13,402,474	12,754,649

We had net loss of $230 and $543, respectively, for the three month and nine month period ended October 31, 2003 and a net income of $865 and $1,367, respectively, for the three month and nine month period ended October 31, 2002. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS for the three month and nine month period ended October 31, 2003 because their effect would be anti-dilutive. The following data shows the effect of including the effect of dilutive securities on determining the weighted average number of common shares used to compute diluted EPS.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued (In thousands, except per share amounts)

	Three Months Ended October 31,		Nine months Ended October 31,
	2003	2002	2003	2002

Net income (loss) available to common
stockholders used in basic EPS	$(230)	$865	$(543)	$1,367

Weighted average number of common shares
used in basic EPS	13,900,720	12,936,774	13,402,474	12,754,649
Effect of dilutive securities:
Stock benefit plans	-	36,005	-	67,930

Weighted average number of common shares
and dilutive potential common stock
used in diluted EPS	13,900,720	12,972,779	13,402,474	12,822,579

The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be anti-dilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their effect would be anti-dilutive for the 2003 periods or their exercise price was greater than the average market price of the common shares for the 2002 periods that each option was outstanding were 2,134,345 and 902,682 for the three and nine months ended October 31, 2003 and 1,256,628 and 1,725,258 for the three and nine months ended October 31, 2002, respectively.

COMMITMENTS AND CONTINGINCIES

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 80% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at October 31, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance and were amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility was renewed October 29, 2003. The amendment to our loan agreement is provided as exhibit 10.13. We are in compliance with our bank line of credit covenants as of October 31, 2003.

Product warranty liabilities are not material to these consolidated financial statements.

Under its bylaws, the Company is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. In addition, the Company has indemnification agreements with four of its directors that requires, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporation Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of October 31, 2003.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued (In thousands, except per share amounts)

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2003.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at October 31, 2003. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

At October 31, 2003, Ingram Micro accounted for 23.9%, Ross Microsystems for 23.3%, and Computer Overseas Corp for 12.7% of net accounts receivables. At January 31, 2003, Cisco accounted for 45.9%, MCI Worldcom accounted for 31.9% and Ingram Micro accounted for 10.9% of net accounts receivables.

Customers accounting for more than 10% of net revenues during the quarters ended October 31, 2003 and 2002 were:

	October 31,	October 31,
	2003	2002

Cisco	77.8%	33.8%
U. S. Navy	-	29.4%

OPERATING SEGMENT INFORMATION

Geographical Information

The table below presents external revenues based on the locations of the customer:

	Three months ended October 31,		Nine months ended October 31
	2003	2002	2003	2002

Net Revenues:
United States	$833	$3,847	$5,297	$9,967
Europe	98	212	395	681
Other	--	--	--	--

Total net revenues	$931	$4,059	$5,692	$10,648

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued (In thousands, except per share amounts)

Products and Service Revenue

The table below presents external revenues for groups of similar products and services:

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002

Net Revenues:
Network adapter cards	$578	$3,574	$4,535	$9,121
Frame relay network products	117	157	392	410
Service and support	236	328	765	1,117

Total net revenue	$931	$4,059	$5,692	$10,648

Supplemental Financial Information

There were no inter-segment revenues.

Three Month Segment Financial Information ended October 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Quarter ended October 31, 2003

Total Revenues	$578	$353	$-	931

Net Income (loss)	(390)	249	(89)	(230)

Depreciation and amortization expense	71	13	41	125
Inventory reserve additions	-	-	-	-
Capital asset additions	-	-	-	-
Total Assets	$3,933	$740	$675	$5,348

Nine month Segment Financial Information ended October 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Nine months ended October 31, 2003

Total Revenues	$ 4,535	$ 1,157	$ -	$ 5,692

Net Income (loss)	(720)	453	(276)	(543)

Depreciation and amortization expense	262	40	123	425
Inventory reserve additions	-	-	-	-
Capital asset additions	4	-	-	4
Total Assets	$ 3,933	$ 740	$ 675	$ 5,348

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) Continued (In thousands, except per share amounts)

Three Month Segment Financial Information ended October 31, 2002:

We have three operating subsidiaries, Rixon Networks, Inc., Torrey Pines Networks, Inc. and Sync Research, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Quarter ended October 31, 2002

Total Revenues	$3,574	$485	$-	$4,059

Net income (loss)	740	168	(43)	865

Depreciation and amortization expense	100	16	40	156
Inventory reserve additions	(133)	(4)	-	(137)
Capital asset additions	-	-	11	11
Total Assets	$7,159	$1,302	$498	$8,959

Nine month Segment Financial Information ended October 31, 2002:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Nine months ended October 31, 2002

Total Revenues	$9,121	$1,527	$-	$10,648

Net income (loss)	1,194	302	(129)	1,367

Depreciation and amortization expense	253	51	164	468
Inventory reserve additions	(133)	(4)	-	(137)
Capital asset additions	-	-	11	11
Total Assets	$7,159	$1,302	$498	$8,959

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

Results of Operations/Comparison of the three months ended October 31, 2003 and 2002

Net revenues. Net revenues were $0.9 million for the three months ended October 31, 2003, compared with $4.1 million for the three months ended October 31, 2002, a decrease of 77.1%. The decrease in net revenues in the three months ended October 31, 2003 compared to the three months ended October 31, 2002 resulted primarily from reduced product shipments to Cisco resulting from their earlier announced decision to cease purchasing an adapter card from us.

    Our Sync Research net revenues from the frame relay and service business were $0.4 million for the three months ended October 31, 2003 compared to $0.5 million net revenues for the three months ended October 31, 2002. This 27.2% reduction was primarily due to a lower level of legacy service contracts. It is expected that our legacy service contracts will continue to decline.

    Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased $3.0 million or 83.8% to $0.6 million for the three months ended October 31, 2003 from $3.6 million the three months ended October 31, 2002. This was primarily due to reduced shipments to Cisco during the quarter and a single large contract that shipped in this quarter last year.

    Cisco advised us that it would discontinue purchasing from us an adapter card starting in this third quarter of the current fiscal year. The net revenues attributable to this specific adapter card amounted to $0.3 million , approximately 32% of total net revenues or 43.4% of product revenues , in the three months ended October 31, 2003 and $1.4 million or 33.9% of net revenues in the three months ended October 31, 2002. The loss of such sales to Cisco has had a major impact on our revenues and operating results, and there can be no assurance that the sales of this legacy product line could be restored to its current levels.

    In anticipation of the reduced revenues we have expanded our sales team by hiring a sales person and adding two independent sales representatives to bring in new sales not only for this family of adapter cards but also for Torrey Pines Silverline? product line and many of Rixon Networks’ legacy products. Additionally, we have downsized the workforce, from 35 employees including consultants to 22, and continue to examine every cost and expense item in order to reduce the cost burden proportional to the lost revenue. For the months of September and October, 2003, we operated close to our adjusted breakeven point.

    We had no revenues from our Torrey Pines Network subsidiary.

Gross profit . Cost of revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Overall gross profit declined to $0.4 million for the quarter ended October 31, 2003 from $2.2 million for the quarter ended October 31, 2002. Our gross margin decreased to 40.1% for the three months ended October 31, 2003 as compared to 53.9% for the three months ended October 31, 2002. This is primarily due to lower net revenues from our loss of the Cisco adapter card.

    Our Sync Research gross profit of $0.2 million for the quarter ended October 31, 2003 was lower than the $0.3 million from the quarter ended October 31, 2002 due to a one-time credit taken in the prior year.

    Our Rixon Networks gross profit was 89.0% lower to $0.2 million for the quarter ended October 31, 2003 compared to $1.9 million for the quarter ended October 31, 2002. This was primarily due to reduced Cisco revenues and a single large contract shipment in the third quarter of last year ended October 31, 2002.

Selling and marketing . Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses dropped to $0.1 million, or 8.6% of net revenues for the quarter ended October 31, 2003, compared to $0.2 million or 5.1 % of net revenues for the quarter ended October 31, 2002. The decrease in selling and marketing expenses reflects the cost cutting efforts and lower commissions paid on sales while the higher percentages reflects primarily the lower revenue base for the three months ended October 31, 2003.

Engineering, research and development . Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.26 million, or 27.9% of net revenues, for the quarter ended October 31, 2003, compared with $0.29 million, or 7.0% of net revenues, for the quarter ended October 31, 2002. The increase in research and development percentage was primarily due to the lower revenues and the decreased expenses primarily reflect cost containment efforts.

General and administrative . General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses were $0.26 million, or 27.9% of net revenues, for the quarter ended October 31, 2003 compared to $0.57 million, or 14.0 % of net revenues, for the quarter ended October 31, 2002.

Other operating expenses . Other operating expenses for the three months ended October 31, 2003, were $0.0 million compared with $0.12 million or 3.0% of our net revenues for the three months ended October 31, 2002. In the third quarter of 2002 the amount was rent expense for our unoccupied facility in Annapolis Junction, MD. This lease was terminated effective July 31, 2003. The lease was to otherwise expire in October 2004.

Income taxes . There was no provision for income taxes for the three-month periods ended October 31, 2003 and 2002. At January 31, 2003, our deferred income tax assets consists primarily of net operating loss carry forwards. At October 31, 2003 the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

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

Results of Operations/Comparison of the Nine months Ended October 31, 2003 and 2002

Net revenues . Net revenues were $5.7 million for the nine months ended October 31, 2003, compared with $10.6 million for the nine months ended October 31, 2002. The 46.2% or $4.9 million decrease in net revenue in the nine months ended October 31, 2003 resulted primarily from $4.6 million reductions in our Rixon product shipments (primarily to Cisco).

    Cisco had advised that it would discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. The net revenues attributable to this specific adapter card was $3.5 million, approximately 61.4% of total net revenues in the nine months ended October 31, 2003 and $5.6 million or 52.7% of our total net revenues in the nine months ended October 31, 2002. The loss of such sales to Cisco has had a major impact on our revenues and operating results, and there can be no assurance that the sales of this legacy product line could be restored to its current levels.

    We had no revenues from our Torrey Pines subsidiary.

Gross profit . Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $2.3 million and $5.0 million for the nine month period ended October 31, 2003 and 2002. Our gross margin was 41.2% for the nine months ended October 31, 2003, compared with 47.4% for the nine months ended October 31, 2002. The decline in gross margins resulted primarily from shipments of products with lower margins in Rixon partially offset by lower overall manufacturing and customer service costs.

Selling and marketing . Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to revenue representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.39 million, or 6.9% of net revenue for the nine months ended October 31, 2003, from $0.6 million and 5.9% of net revenue for the nine months ended October 31, 2002. The decrease in selling and marketing expense was primarily due to the cost cutting efforts and lower commissions paid on sales in all the segments.

Engineering, research and development . Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.9 million, or 16.5% of net revenue, for the nine months ended October 31, 2003, compared with $0.9 million, or 8.0% of net revenue, for the nine months ended October 31, 2002.

General and administrative . General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses decreased to $1.2 million, or 21.4% of net revenue, for the nine months ended October 31, 2003 compared to $1.6 million, or 14.9% of net revenue, for the nine months ended October 31, 2002. The decrease in general and administrative expense was primarily due to the cost cutting efforts. The increase in general and administrative expense as percentage of revenue was primarily due to a decline in base revenue.

Other operating expenses . Other operating expenses for the nine months ended October 31, 2003, were $0.34 million or 6.0% of net revenues compared to $0.36 million or 3.4% of net revenues for the nine months ended October 31, 2002. In both periods the expenses related to rent expense for our facility in Annapolis Junction, Maryland. This lease was terminated for the facility effective July 31, 2003. The lease was to otherwise expire in October 2004.

Income taxes . There was no provision for income taxes for the three-month periods ended October 31, 2003 and 2002. At January 31, 2003, our deferred income tax assets consist of net operating loss carry forwards. At October 31, 2003, the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

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

Liquidity and Capital Resources

Our working capital was $3.6 million at October 31, 2003, an increase of $0.3 million from the $3.3 million at October 31, 2002. Cash flow used in operations was $151,000 during the nine months ended October 31, 2003 compared with $727,000 for the nine months ended October 31, 2002. The decrease in cash flows used by operations reflects a reduction in operating costs reflected in lower payments for accounts payable and accrued expenses, a decrease in accounts receivable, inventory and prepaids and our net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances. During the nine months ended October 31, 2003, operating cash flow reflects cash used for accounts payables, accrued expenses and in other current liabilities offset by a decrease in inventories, accounts receivable and prepaids. During the same nine months ended October 31, 2002, operating cash flow reflected decreases in accounts receivable, accounts payable, and accrued expenses and increases in net inventories and in other current liabilities .

On May 27, 2003, we announced that our Board of Directors has authorized the repurchase of up to $500,000 of the Company’s common stock over the twelve months from that date at prevailing market prices. Stock repurchases may be made from time-to-time during the twelve-month period at management's discretion, either in the open market or through privately negotiated transactions. Repurchases will be made under the program using the Company's own cash resources.

During the nine month period ended October 31, 2003, we repurchased 18,001 shares of our common stock from certain shareholders in the open market pursuant to a previously announced odd-lot repurchase program and 384,615 shares from our Chairman and CEO pursuant to a private agreement approved by our independent directors. The aggregate purchase price for the 402,616 shares of our common stock was $127,000.

Our financing activities during the nine months ended October 31, 2003 used cash flows of $296,000, primarily in connection with repayment of short-term debt and capital lease obligations. Our financing activities during the nine months ended October 31, 2002, was an increase of $596,000 primarily in conjunction with our increase in short-term debt offset partially by the repayment of our capital lease obligations.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 80% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at October 31, 2003). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance and were amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility was renewed for 12 months on October 29, 2003. We are in compliance with our bank line of credit covenants as of October 31, 2003.

The covenant regarding tangible net worth requires us to maintain that measure to be at least $3.8 million plus 50% of quarterly net income. Cisco’s decision to discontinue purchasing the specific adapter card from us from the third quarter of fiscal 2004 and onwards will likely have a material impact on our operating results from that point forward. Unless the Company is able to significantly increase revenues from other products and further reduce operating expenses, for which there can be no assurance, the Company would suffer operating losses in the future that could put the Company in jeopardy at some future date of meeting the tangible net worth covenant.

Outstanding borrowings against this line of credit were $0.2 million at October 31, 2003. We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

While we anticipate an operating loss for the next quarter and the year based on the loss of revenues from Cisco and our declining legacy service contracts, we are working toward a breakeven cash flow with our personnel reductions and cost cutting measures. However, there can be no assurance that future revenue gains from our additional sales personnel or anticipated cost reductions will occur or be sufficient if there are further reductions in revenue from changes in the economy or our product marketing areas.

The following table presents, at October 31, 2003, our obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of October 31, 2003
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1Year	Years	Years	Years
(In thousands)

Short Term Debt	$246	$246	$-	$-	$-
Capital Lease Obligations	-	-	-	-	-

Total Contractual Cash Obligations	$246	$246	$-	$-	$-

Not included on this table are normal recurring trade accounts payable and accrued expenses as presented on the accompanying financial statements.
Our equity compensation plan and outstanding warrant information as of October 31, 2003 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Plan category
Equity Compensation Plans Approved by Security Holders	2,879,862	$1.15	1,443,152

Equity Compensation Plans Not Approved by Security Holders *	75,757	$3.30	-

Total	2,955,619	$1.21	1,443,152

    * Represents 75,757 warrants issued to Silicon Valley Bank to acquire our common stock.

On October 31, 2003, we had minimal backlog. In addition to this, our service commitments on October 31, 2003 were approximately $0.2 million. We include in our backlog only orders confirmed with a purchase order for products and services to be shipped or provided to our customers with approved credit status within twelve months.

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

RISK FACTORS

In connection with the safe harbor contained in the Private Securities Litigation Reform Act of 1995 we are identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statements made by us or on our behalf. Any such statement is qualified by reference to the following cautionary statements:

Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and storage area network transport equipment is extremely competitive and we expect competition to continue to intensify in the future. Our primary sources of competition include Adaptec, Intel Corporation, Interphase, CNT, Vixel, ADVA, ONI Systems Corporation, TransMode, Pandatel, Finisar and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater resources, name recognition and customer relationships than us. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenue.

We operate in a market where emerging companies enter the markets in which we are competing and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business.

Our business will be seriously harmed if we are not able to develop and commercialize new or enhanced products. Our growth depends on our ability to successfully develop new or enhanced products. Our next generation of network management products and coarse wavelength division multiplexing products are currently under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis or at all. We will need to complete each of the following steps to successfully commercialize new products: complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete any software validation, and demonstrate systems interoperability.

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

We maintain high levels of inventory with low turnover. We have historically maintained high levels of inventory to meet the output requirements of our customers over which we have little influence. Many of our products require custom parts with long lead times and our inventory levels allow us to provide fast response to our customer needs. While we continually review our reserves for conservative valuations, significant changes in customer demand for our products could adversely and materially effect our business.

We have limited working capital. Our working capital is limited and we are constantly challenged in executing our business plan. Additionally, our working capital does not allow us to fund significant organic growth opportunities or to cope with unforeseen contingencies. Unless we are able to secure external financing, for which there can be no assurance, we could be constrained in pursuing new opportunities aggressively.

Except for the fiscal year ending January 31, 2003, we incurred net losses over the recent past and may experience future losses. We have incurred losses from continuing operation during the nine months ended October 31, 2003 of $0.5 million, and for the years ended January 31, 2002 and 2001 of $10.7 million and $17.7 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

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

The time that our customers and potential customers require for testing and qualification before purchasing our networking products can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, the timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is beyond our control, including: our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

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

Our business for storage area networking products may be seriously harmed if the market for storage area networking products does not develop as we expect. Our planned product offerings are focused on the needs of providers that service storage area networks. The market for storage area networking products is new, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the storage area networking industry is subject to rapid technological change and newer technology or products developed by others could render our products non-competitive or obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would be significantly reduced and our business will be seriously harmed.

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

Each of our contract manufacturers also builds products for other companies. We cannot be certain that they will always have sufficient quantities of inventory available to fill our orders on a timely basis. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming and could result in a significant interruption in the supply of our products. If we are required to change contract manufacturers, we may suffer delays that could lead to the loss of revenue and damage our customer relationships.

We rely on a limited number of suppliers for some of our components, and our business may be seriously harmed if our supply of any of these components is disrupted. We, and our contract manufacturers currently purchase several key components of our products from a limited number of suppliers. We purchase each of these components on a purchase order basis and have no long-term contracts for these components. In addition, the availability of many of these components to us is dependent in part by our ability to provide suppliers with accurate forecasts of our future requirements. In the event of a disruption in supply or if we receive an unexpectedly high level of purchase orders, we may not be able to develop an alternate source in a timely manner or at favorable prices. Any of these events could hurt our ability to deliver our products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Any such disruption in supply would seriously impact our present and future sales.

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

We could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may be a party to litigation in the future to protect our intellectual property or as a result of an allegation that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves, and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuits, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Additionally, any claims and lawsuits, regardless of their merits, would likely be time-consuming and expensive to resolve and would divert management time and attention.

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

The markets that our products address are governed by regulations and evolving industry standards. The market for our products is highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customers and we are not aware of any standards based product modifications currently required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. We are a member of several standards committees, which enables us to participate in the development of standards for emerging technologies. However, as the standards evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance could materially and adversely affect our business, operating results and financial condition.

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

Our backlog at any point may not be a good indicator of expected revenues . Our backlog at the beginning of each quarter typically is neither a good predictor nor sufficient to achieve expected revenue for the quarter. To achieve our revenue objective, we are dependent upon obtaining orders during each quarter for shipment during that quarter. Furthermore, our agreements with our customers typically provide that they may change delivery schedules and cancel orders within specified time frames, typically 30 days or more prior to the scheduled shipment date, without significant penalty. Our customers have in the past built, and may in the future, build significant inventory in order to facilitate more rapid deployment of anticipated major projects or for other reasons. Decisions by such customers to reduce their inventory levels have led and could lead to reductions in purchases from us. These reductions, in turn, have and could cause fluctuations in our operating results and have had and could have an adverse effect on our business, financial condition and results of operations in periods in which the inventory is reduced.

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

Patents, trademarks and licenses. We currently hold nine patents and have two patents pending for our Silverline? product design. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, by maintaining certain technology as trade secrets and by other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged; that such intellectual property rights will provide competitive advantages to us; or that any of our future patent applications, if any, will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, or that our competitors will not duplicate our technology or ‘‘design around’’ the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

We believe that the future success of our business will depend on our ability to translate the technological expertise and innovation of our personnel into new and enhanced products. We cannot assure you that the steps taken by us will prevent misappropriation of our technology. In the future, we may take legal action to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business and operating results.

As is common in our industry, we have from time to time received notification from other companies claiming that certain of our products may infringe intellectual property rights held by such companies. Any claim or litigation, with or without merit, could be costly, time consuming and could result in a diversion of management’s attention, which could harm our business. If we were found to be infringing the intellectual property rights of any third party, we could be subject to liabilities for such infringement, which could be material, and could be required to seek licenses from other companies or to refrain from using, manufacturing or selling certain products or using certain processes. Although holders of patents and other intellectual property rights often offer licenses to their patent or other intellectual property rights, no assurance can be given that licenses would be offered, that the terms of any offered license would be acceptable to us or that failure to obtain a license would not cause its operating results to suffer.

Employees. As of October 31, 2003 we had 22 employees and independent contractors, including five (5) in engineering, six (6) in manufacturing, test, repair, inventory control and quality assurance, four (4) in sales, sales support and marketing, two (2) in customer service and support, four (4) in administration, and one (1) executive. None of our employees is represented by a collective bargaining agreement, and we believe that relations with our employees are good, but we could be at risk if one or more employees choose to leave.

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

 WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION. Historically, we have derived a significant portion of our revenues and accounts receivables from a relatively limited number of customers. The loss of one or more of these customers, or their ability to pay, could have a material and adverse on our operating and financial results. In fact, during the three months ended October 31, 2003, Cisco Systems, accounted for approximately 21.9% of our consolidated net revenues and during the nine months ended October 31, 2003, Cisco Systems, accounted for approximately 62.0% of our consolidated net revenues. Cisco advised that it will discontinue purchasing from us an adapter card starting from the third quarter of the current fiscal year. This will have a major impact on our future revenues and operating results, and there can be no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco’s request while it qualified a replacement card.

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

OUR COMMON STOCK PRICE IS SUBJECT TO SIGNIFICANT VOLATILITY, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS. The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the quarter ended October 31, 2003, the high and low closing sale prices of our common stock were $0.23 and $0.14, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:
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

SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES. As of October 31, 2003, we had outstanding 13,900,720 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of October 31, 2003, we also had outstanding options and warrants that were exercisable for or convertible into approximately 2,203,059 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits

         10.13 Silicon Valley Bank Amendment to Loan Documents dated October 29, 2003 provided herein.

      (b)  Reports on Form 8-K

        Our Form 8-K filed April 14, 2003 providing our fiscal year ended January 31, 2003 earnings release.
        Our Form 8-K filed July 8, 2003 providing financial impact of Cisco discontinuing purchasing an adapter card.
        Our Form 8-K filed August 25, 2003 providing our Q2 FY2004 earnings release for the period ended July 31, 2004

  (c)  Certifications

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

Date: December 15, 2003

SUBSIDIARIARIES OF THE REGISTRANT

    Rixon Networks, Inc., a Delaware corporation

    Sync Research, Inc., a Delaware corporation

    Torrey Pines Networks, Inc., a Delaware corporation