Form 10-K
period 2004-01-31
ENTRADA NETWORKS INC
filed 2004-05-14
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[ X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
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

(949) 588-2070
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001	OTCBB
Title of each class	Name of exchange on which registered

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X
The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on July 31, 2003 was $2,354,621.
Number of shares outstanding of the Registrant’s only class of common stock as of March 31, 2004 (the latest practicable date): 13,900,720.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

PART I
Item 1. Description of Business	1
Understanding Our Market	2
Our Strategic Plan	2
Markets for Our Products	2
Storage Area Networking Market	2
Sales and Marketing	2
Customers and Markets	3
Customer Service and Support	3
Engineering, Research and Development	3
Manufacturing and Quality	3
General and Administration	4
Working Capital Practices	4
Forward-Looking Statements—Cautionary Statement	5
Risk Factors	5
Item 2. Properties	12
Item 3. Legal Proceedings	12
Item 4. Submission of Matters to a Vote of Security Holders	12
PART II
Item 5. Market for Company’s Common Equity and Related Matters	13
Item 6. Selected Financial Data	14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Overview	15
Our change in strategies	15
Our change in profitibility	16
Our change in Inventory Reserves and its Impact on our Operating Results	16
Results of Operations: Comparison of the Years Ended January 31, 2004 and 2003	16
Results of Operations: Comparison of the Years Ended January 31, 2003 and 2002	18
Liquidity and Capital Resources	19
Effects of Inflation and Currency Exchange Rates	20
New Accounting Standards	21
Critical Accounting Policies and Estimates	21
Other Matters	22
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	22
Item 8. Financial Statements and Supplementary Data	22
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9a Controls and Procedures	22
PART III
Item 10. Directors and Executive Officers of the Company	23
Other Senior Managers	24
Item 11. Executive Compensation	25
Compliance with Section 16(a) of the Exchange Act	26
Item 12. Security Ownership of Certain Beneficial Owners and Management	27
Item 13. Certain Relationships and Related Transactions	28
PART IV
Item 14. Principal Account Fees and Services	29
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	29
Signatures	31
Index to Consolidated Financial Statements	F-1

ii

PART I

This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words “believes, “anticipates,” “expects,” “estimates” and words of similar import. The Company’s actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of such risks and uncertainties. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in “Risk Factors” and in other documents the Company files from time to time with the Securities and Exchange Commission, including its quarterly reports on Form 10-Q.

Item 1.    Description of Business

Entrada Networks, Inc., with 23 employees and consultants through its three wholly owned subsidiaries, is in the business of developing, marketing and selling products for the network connectivity industry. The business was formed in California in 1989 and reincorporated in Delaware in 1995 when it went public. At no time has the Company had any bankruptcy, receivership or similar proceedings.

During the last three years we have been increasingly focused on our Torrey Pines Networks product development in the Storage Area Network (hereafter to be called SAN) and Metropolitan Area Network (hereafter called MAN) transport products marketplace.

Our transport product line, named Silverline™, is designed to interconnect geographically separate data centers, post production facilities of film studios, or aggregate different types of data or video traffic of university campuses or fiber to home of Cable operators or companies with significant price/feature advantage. Over just one strand of dark fiber in a metropolitan area and up to over 100 km, our products provide 4:1 bi-directional capacity increase at wire speed and at a significantly lower price. This product line has been certified and evaluated by a number of major original equipment vendors and potential customers. We have also received regulatory & industry certifications for our first Silverline™ coarse wave division multiplexing product line, and are in the process of introducing it into the market.

Coarse Wave Division Multiplexing, or CWDM, is a sophisticated optoelectronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system. Silverline™ CWDM is our first fully optical Linux based 8-channel/4-port CWDM product line that is based on our patent-pending technology. It is a multi-protocol aggregation device that supports Fibre Channel, Gigabit Ethernet, fibre connectivity or enterprise system connection to a mainframe and Synchronous Optical Network (SONET), on one fully customized system. SONET is a transmission protocol for high-speed transmission over fiber optic cable, which was introduced by Bell Communications in 1984 and quickly accepted by American National Standards Institute. The parts for these products are readily available and our technology is protected by patents, that are pending, and our trademarks. While in an overall competitive market, we are unique with our specific products that include customized features and price point.

Our Rixon Networks (“Rixon”) segment designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers (“OEM”). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. During the third quarter of the fiscal year 2004, our major customer, Cisco Systems, Inc. stopped ordering an original equipment product from us that represented 56.7% of our net revenues in the fiscal year ended January 31, 2004. In response to this loss, we have significantly reduced our overhead and added additional commissioned sales personnel to spread our revenue over a larger customer base. We have shown a loss for our fiscal year 2004 primarily due to this loss of revenue.

Our Sync Research (“Sync”) segment designs, manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad. Emphasis on this profitable operation has been on servicing our legacy frame relay product. While the revenue is slowly declining, we anticipate profitability in Sync for the foreseeable future.

Sync sells to resellers, distributors, original equipment manufacturers partners and a number of regional Bell Operating Companies and Inter-exchange Carriers. Current customers include AT&T, MCI, IntegraSys and Geico. Sync believes that its relationships provide sufficient alternative channels of fulfillment to serve the needs of middle and upper market customers. Also, Sync utilizes a distribution and value-added reseller channel as a primary distribution channels for its digital transmission products.

Understanding Our Market

Our Strategic Plan

Commercialize Torrey Pines Networks’ optical Silverline™ SAN and metropolitan area networks transport product line.

Explore acquisition opportunities that fit into our existing technologies with emphasis on our storage markets. We have retained the investment banking services of SBI USA, a division of First Securities USA, Inc. As part of this engagement, SBI USA will provide advisory services with respect to capital raising, mergers and acquisitions, and communications with the investment community. SBI USA has also initiated a program to raise further external financing in order to allow us to pursue our business plan. This calls for acceleration of organic growth opportunities, especially in the storage area network transport product line where we are developing and marketing the Silverline™-CWDM product line, and we are actively pursuing acquisition opportunities to complement the current lines of business.

Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.

Maintain superior service and support for our Sync legacy products to sustain our recent profitable track record.

Markets for Our Products

Our products address the growing connectivity needs for networked high bandwidth data communications. The networking industry has experienced dramatic growth since the early 1990’s as corporations discovered increasing value in connecting desktop devices through local area networks. The emergence of the Internet as a cost-efficient data transport medium accelerated this movement and moved the revenue opportunity beyond the LAN to Metropolitan Area Network (MAN) and Wide Area Network (WAN) environments. Our products address the demand for connectivity solutions in the traditional data networking markets plus the emerging markets for storage area networking. There can be no assurance that the prospects for growth cited in the following discussion regarding the traditional data networking markets or of the storage area networking market will prove accurate.

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

Sales and Marketing

Rixon’s current sales and marketing activities are concentrated on increasing market and account penetration for the existing fast and gigabit Ethernet network connectivity product lines whose customers are primarily OEM server, computer and peripheral vendors. Torrey Pines’ is concentrating on gaining customer acceptance of the Silverline™-CWDM product line by large OEMs and signing up resellers. Sync's sales and marketing strategy focuses on maintaining relationships with end-user middle market enterprises through its existing customer base and promote Sync's products and drive demand for its products and services. The primary roles of Sync's sales efforts are (i) to assist end user customers in addressing complex network problems; (ii) to differentiate the features and capabilities of Sync’s products from competitive offerings; and (iii) support its partners. Our sales and marketing organization for the three subsidiaries at January 31, 2004 consisted of six (6) individuals, including managers, sales representatives, and support personnel. The current channel mix for Rixon is approximately 60.9% OEM, 9.2% indirect and 29.9% other. We support our customers by providing product training, regular mailing of promotional and technical material, telephone and other technical support.

Customers and Markets

Rixon’s customer and market strategy is focused on communicating key benefits of our server class fast & gigabit Ethernet adapter cards to our OEM customer base and the end-user market that the OEMs service.

Torrey Pines’ customer and market strategy is focused on communicating key benefits of SAN transport to both our OEM customer base and the end-user market that the OEM’s service.

Sync follows a customer and market strategy relying primarily on leveraging resellers, distributors, and a number of service providers as delivery channels for its products, including several partners serving the international market. Sync utilizes a distribution and value-added reseller channel as its primary distribution channel for the digital transmission products. Sync has from time to time entered into OEM relationships with selected internetworking companies and will continue to develop such relationships as appropriate.

For fiscal 2004, Cisco accounted for 56.7% of our net revenues. Cisco accounted for 56.9% of our net revenue for the year ended January 31, 2003, and Cisco accounted for 19.6% and Solectron accounted for 11.3% of our net revenue for the year ended January 31, 2002.

Customer Service and Support

Our customer service organization is structured to assist OEM and system integrator accounts. Post-sales support for all of our customers include, product warranty against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and previously, lifetime warranties for certain legacy products. Telephone technical support programs for hardware and software generally cover the first 12 months from purchase. On-site support and shared support agreements are designed to provide a high level of service to fulfill a broad spectrum of customer needs. As of January 31, 2004, there were two (2) employees working in customer service and support.

Engineering, Research and Development

As of January 31, 2004, there were six (6) employees working in our engineering, research and development area. Our research and development expenditures were $1.2 million for the fiscal year ended January 31, 2004.

Our efforts are targeted to achieve technological advances that will allow us to introduce innovative products to market. Product introduction is driven by a combination of rapidly evolving technology and standards, as well as changing customer requirements. Our team works closely with our systems engineering staff performing continuous evaluations of customer needs, emerging trends and technical challenges in order to identify new market opportunities while simultaneously focusing on our customers’ strategic requirements.

Manufacturing and Quality

Our products are manufactured on an outsourced basis from various contract manufacturers. Final assembly, test and quality assurance are performed by us at our Irvine, California facility. These manufacturers provide us with access to enhanced supply chain agreements, volume purchasing power, a lower cost labor base, and improved quality and process control. We concurrently undertake manufacturing engineering with development engineering to ensure that reliable, high yield and low cost manufacturing processes that meet our customers’ manufacturing standards are designed into our products from inception. We perform final integration and testing at our Irvine, California facility.

We actively manage our components supply chain. Network connectivity and frame relay product assemblies consist of approximately 500 individual part types, and all of these parts have been qualified to current, purchasing customers’ standards. For approximately 90% of these parts we have qualified second or third sources in place.

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

As of January 31, 2004, there were five (5) employees working in our manufacturing, repair, test, shipping, receiving, purchasing, inventory control.

General and Administration

As of January 31, 2004, there were three (3) employees performing general and administration functions, and we had one (1) executive.

Working Capital Practices

We have historically maintained high levels of inventories to meet the output requirements of our customers and to ensure an uninterrupted flow of inputs from our suppliers. As of January 31, 2004, we had 115 days of net inventory on hand after an increase in our inventory reserves of $1.1 million in the fourth quarter of fiscal year 2004.

Between fiscal 2001 and fiscal 2002, we changed our inventory strategy to better support our customers. Our inventory turnover ratio (cost of sales/average net inventory) was 1.8 in fiscal 2002 compared to 4.0 in fiscal 2001. The drop in turnover ratio or the relatively high level of inventory reflects the drop in sales from fiscal 2001 to fiscal 2002 and the retention of the Sync Research inventories. We have made significant increases to our reserves relative to the gross inventory levels as shown below in our inventory recap from the Form 10-K from January 31, 2002 with the increase in reserves from 41.9% on January 31, 2001 to 57.1% on January 31, 2002. The inventory we carry allows us to have resources available to anticipate a market upswing. Many of our products require custom parts with longer than average lead times and our inventory levels support our ability to provide fast response to increased customer needs at the same time recognizing the need for conservative inventory valuations. We have continued this strategy during fiscal year 2003 and 2004. During fiscal year 2003, $2.4 million in raw material parts was disposed of and written off against the valuation reserve. During fiscal year 2004, we disposed of $1.495 million in inventory and added to our reserves $1.1 million to bring our inventory reserves to 59.9% of our gross consolidated inventory.

	Fiscal Year 2004	Fiscal Year 2003	Fiscal Year 2002			Fiscal Year 2001

	Consolidated	Consolidated	Consolidated	Less Sync	Net comparable

Raw material	$ 3,002	$3,736	$ 6,599	$1,172	$5,427	$ 5,659
Work in process	61	163	27	-	27	672
Finished goods	2,642	3,486	2,932	1,790	1,142	1,645

	5,705	7,385	9,558	2,962	6,596	7,976
Less: Valuation reserve	(3,411)	(3,809)	(5,459)	(2,432)	(3,027)	(3,340)

Net Inventory	$ 2,294	$ 3,576	$ 4,099	$ 530	$3,569	$ 4,636

We perform ongoing credit evaluations of each of our customers’ financial condition and we extend unsecured credit related on the sales of various products. For fiscal 2004, IntegraSys accounted for 62.0% and Ingram Micro accounted for 14.0% of our net receivables at January 31, 2004. Cisco accounted for 45.9%, MCI Worldcom accounted for 31.9% and Ingram Micro accounted for 10.9% of our net receivables at January 31, 2003. Our days sales outstanding (“DSO”) was at 33 days at January 31, 2004 and 36 days at January 31, 2003

Forward-Looking Statements—Cautionary Statement

Certain statements in this document, including statements in the “Risk Factors,” “Our Business,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but rather reflect current expectations concerning future results and events. Words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, including those set forth in the “Risk Factors” section of this document, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of our current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, our ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption “Risk Factors” in this document.

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

We may be unable to obtain additional funding on satisfactory terms, which could interfere with our existing and planned operations, dilute our shareholders or impose burdensome financial restrictions on our business. Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Cash constraints in the future may entail significant borrowing costs in cash and/or stock. Although we have been able to generate some cash from our operating activities in the recent past, there is no assurance we will be able to continue to do so in the future.

Economic conditions may cause declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

Any future financing may cause significant dilution to existing shareholders. Any debt financing or other financing of securities senior to common stock would likely be very expensive and may include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If we are unable to obtain debt or other financing , we may also be required to delay, scale back or eliminate portions of our operations and product development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain this financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development efforts that historically have contributed significantly to our competitiveness.

We have limited working capital. Our working capital is limited and we are constantly challenged in executing our business plan. Additionally, our working capital does not allow us to fund significant organic growth opportunities or to cope with unforeseen contingencies. Unless we are able to secure additional external financing, for which there can be no assurance, we could be constrained in pursuing new opportunities aggressively.

We have limited liquidity and resources. Unless we are able to sustain revenue levels, cut further costs or raise additional capital to fund future operations, recognizing that the Management has thoroughly discussed the Company's current plans to address its current difficult financial state, there can be no assurance that these things may come to fruition.

    Our Strategy and focus is changing with inherent risks and it may not work. We have increasingly focused on our Torrey Pines Networks’ product development efforts in the Storage Area Network and metropolitan network transport products marketplace. However, we may be unsuccessful with this strategy. We may also not be successful in commercialization of our optical Silverline™ SAN and MAN transport product line. And, we may not be able to bring Rixon’s operation back to profitability through increased sales efforts and reduced overhead.

We rely on a relatively limited number of customers, and the loss of any significant customer could materially and adversely affect our business and financial condition. Historically, we have derived a significant portion of our revenues and accounts receivables from a relatively limited number of customers. The loss of one or more of these customers, or their inability to pay, would have a material and adverse on our operating and financial results. In fact, Cisco, our single largest customer discontinued purchasing from us an adapter card starting from the third quarter of the just ended fiscal year 2004. During the twelve months ended January 31, 2004, Cisco Systems, accounted for approximately 56.7% of our consolidated net revenues.

This has had a major impact on our revenues and operating results, and there is no assurance that the sales of this legacy product line could be restored to its current levels. This adapter card was scheduled to go out of production last year but had been kept in production at Cisco’s request while it qualified a replacement card. The inventory of raw materials and finished goods at hand exclusive to the adapter card shipments to Cisco amounts to approximately $0.3 million, before reserves, and is deemed necessary and/or sufficient for replacements in the field. Therefore, the impact on our inventory is not material.

Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and storage area network transport equipment is extremely competitive and we expect competition to continue to intensify in the future. Our primary sources of competition include Adaptec, Intel Corporation, Interphase, CNT, ADVA, Ciena, TransMode, Pandatel, Finisar, MRV Communications and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater resources, name recognition and customer relationships than us. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenue.

We operate in a market where emerging companies enter the markets in which we are competing and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business.

Our business will be seriously harmed if we are not able to develop and commercialize new or enhanced products. Our growth depends on our ability to successfully develop new or enhanced products. Our next generation of network management products and coarse wavelength division multiplexing products are under development. We cannot be sure whether these or other new products will be successfully developed and introduced to the market on a timely basis or at all. We will need to complete each of the following steps to successfully commercialize new products: complete product development, qualify and establish component suppliers, validate manufacturing methods, conduct extensive quality assurance and reliability testing, complete any software validation, and demonstrate systems interoperability.

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

We maintain high levels of inventory with low turnover. We have historically maintained high levels of inventory to meet the output requirements of our customers over which we have little influence and to support our legacy products already in service. Many of our products require custom parts with long lead times and our inventory levels allow us to provide fast response to our customer needs. While we continually review our reserves for conservative valuations, significant changes in customer demand for our products could adversely and materially affect our business.

Except for the fiscal year ending January 31, 2003, we incurred net losses over the recent past and may experience future losses. We have incurred losses from continuing operation during the fiscal year ended January 31, 2004 of $2.0 million, and for the years ended January 31, 2002 and 2001 of $10.7 million and $17.7 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers. Most of our potential customers evaluate our network connectivity and storage area products for integrated deployment in larger systems. There are a limited number of potential customers for our products. If we are not selected by a potential customer for particular system project, our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling integrated solutions based on our products and complementary products from others. Our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

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

Our products may have errors or defects that we find only after deployment, which could seriously harm our business. Our products can only be fully tested after deployment. Our customers may discover errors or defects in our products, and our products may not operate as expected. If we are unable to fix errors or other problems that may be identified, we could experience loss of or delay in revenues and loss of market share, loss of customers, failure to attract new customers or achieve market acceptance, diversion of engineering resources, increased service and warranty costs, and legal actions by our customers. Any failure of our current or planned products to operate as expected could delay or prevent their adoption and seriously harm our business.

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

We rely on a limited number of suppliers for some of our components, and our business may be seriously harmed if our supply of any of these components is disrupted. The major components of our products include circuit boards, microprocessors, chipsets, and memory components among other components. Most of these components are available from multiple sources. However, some components used in our products are obtained from single or limited sources and may from time to time be in short supply. We have from time to time experienced, and are experiencing, difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and we cannot assure you that our suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher-cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

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

We may be unable to protect our intellectual property, which could limit our ability to compete. We hold nine patents and have two patents pending for our Silverline™ product design. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, by maintaining certain technology as trade secrets and by other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged; that such intellectual property rights will provide competitive advantages to us; or that any of our future patent applications, if any, will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, or that our competitors will not duplicate our technology or “design around” the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

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

The markets that our products address are governed by regulations and evolving industry standards. The market for our products is highly regulated and industry standards intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products to comply with those industry standards so that each particular product can be accepted by its intended customer and we are not aware of any standards based product modifications required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. However, as the standards evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance could materially and adversely affect our business, operating results and financial condition.

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

Our business may be adversely affected by competitive pressures, which we must react to. The industry we compete in is characterized by declining prices of existing products. Therefore continual improvements of manufacturing efficiencies and introduction of new products and enhancements to existing products are required to maintain gross margins. In response to customer demands or competitive pressures, or to pursue new product or market opportunities, we may take certain pricing or marketing actions, such as price reductions, volume discounts, or provisions of services at below market rates. These actions could materially and adversely affect our business, operating results and financial condition.

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

Our common stock price is subject to significant volatility, which could result in substantial losses for investors. The stock market as a whole and the individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the fiscal year ended January 31, 2004, the high and low closing sale prices of our common stock were $0.40 and $0.11, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control and which include:

•   Variations in our quarterly operating results, which variations could result from, among other things, changes in the needs of one or more of our customers;
•   Changes in market valuations of similar companies and stock market price and volume fluctuations generally;
•   Economic conditions specific to the industries in which we operate;
•   Announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
•   Regulatory developments;
•   Additions or departures of key personnel; and
•   Future sales of our common stock or other debt or equity securities.

If our operating results in future quarters fall below the expectations of market makers, and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities. As of March 31, 2004, we had outstanding 13,900,720 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of March 31, 2004, we also had outstanding options and warrants that were exercisable for or convertible into approximately 3,729,213 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced. Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Item 2.   Properties.

We lease 23,000 square feet of office, manufacturing and distribution space in Irvine, California. This lease expires on August 14, 2004 and we shall not renew it. Instead, to cut costs further, on April 23, 2004 we signed a three year lease expiring in April 30, 2007 for a 2,664 square foot suite in San Diego, California and we are in the process of signing a three year lease for approximately 7,344 square feet of office, manufacturing and distribution facility in Lake Forest, California, expiring in July 31, 2007.

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

Item 4.       Submission of Matters to a Vote of Security Holders

We plan to hold our next annual meeting in the near future this fiscal year.

There were no matters submitted for vote during the fourth quarter ended January 31, 2004

PART II

Item 5.       Market for Company's Common Equity and Related Stockholder Matters

Our common stock traded on Nasdaq under the symbol ESAN until October 30, 2002, when our securities started trading on the OTCBB continuing under the symbol ESAN.

On March 31, 2004, the closing sale price for our common stock was $0.26 per share. There is no assurance that a market in our common stock will continue.

As of March 31, 2004 (the latest practicable date) there were approximately 927 shareholders of record, including brokerage firms and nominees, of our common stock, and more than 10,200 beneficial shareholders.

We have never paid any cash dividends on our common stock. Our present credit facility contains covenants, which preclude the payment of dividends. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common stock in the foreseeable future.

There were no sales of unregistered stock in fiscal 2004.

The following table sets forth the high and low closing prices for our common stock as reported in the Nasdaq SmallCap and the OTCBB Market for the periods indicated.

Fiscal 2003

Quarter from February 1, 2002 to April 30, 2002	$0.25	$0.09
Quarter from May 1, 2002 to July 31, 2002	$0.35	$0.16
Quarter from August 1, 2002 to October 31, 2002	$0.19	$0.06
Quarter from November 1, 2002 to January 31, 2003	$0.05	$0.26

Fiscal 2004

Quarter from February 1, 2003 to April 30, 2003	$0.40	$0.20
Quarter from May 1, 2003 to July 31, 2003	$0.37	$0.19
Quarter from August 1, 2003 to October 31, 2003	$0.23	$0.14
Quarter from November 1, 2003 to January 31, 2004	$0.21	$0.11

Equity Compensation Plan Information as of January 31, 2004:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plan category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	2,974,806	$1.11	1,998,208

Equity Compensation Plans Not Approved by Security Holders	575,757 *	$0.74	-

Total	3,550,563	$1.05	1,998,208

    * Represents 75,757 warrants issued to Silicon Valley Bank to acquire our common stock at $3.30 per share and 500,000 warrants issued to SBI Advisors, LLC. to acquire our common stock at $0.35 per share.

    See Note K to the Consolidated Financial Statements for information regarding the material features of the above plans approved by security holders.

Item 6.       Selected Financial Data

    The following table sets forth selected consolidated financial data with respect to our five most recent fiscal years ended January 31, 2004. The selected consolidated statement of operations data set forth below for each of our three most recent fiscal years, and the selected consolidated balance sheet data set forth at January 31, 2004 and 2003 are derived from our consolidated financial statements which have been audited by BDO Seidman, LLP, independent certified public accountants, as indicated in their report which is included elsewhere in this annual report. The selected consolidated statement of operations data set forth below for the fiscal year ended January 31, 2001 and 2000, and the consolidated balance sheet data set forth below at January 31, 2002, 2001 and 2000 are derived from our audited consolidated financial statements not included in this annual report. The selected consolidated financial data should be read in conjunction with our consolidated financial statements, and the notes thereto including Note A which discusses our merger and discontinued operations, included elsewhere in this annual report, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. The historical financial information for fiscal 2001 has been restated to reflect the retention of Sync Research, Inc. as a subsidiary of Entrada Networks effective July 2001. The historical figures for net income (loss) did not change.

	Fiscal Year Ended January 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net revenue	$ 6,221	$ 13,631	$ 13,263	$ 25,657	$ 28,771
Net income (loss) from continuing operations	$ 1,984)	$ 1,742	$ (10,650)	$ (17,728)	$ (3,387)
Earnings per share:
Basic	$(0.15)	$0.14	$(0.66)	$(2.98)	$(0.80
Diluted	$(0.15)	$0.14	$(0.66)	$(2.98)	$(0.80)
Balance Sheet Data:
Cash & cash equivalents	$72	$808	$698	$9,953	$112
Short- term investments	-	45	-	-	-
Restricted cash	-	300	300	300	-
Working capital	2,170	3,506	1,127	7,815	4,209
Total assets	3,906	7,671	9,439	22,012	16,544
Total debt (including capital leases)	65	542	828	4,093	2,878
Stockholders’ equity (deficit)	$2,799	$4,910	$3,238	$10,136	$(14,706)

Item 7.    Management’s Discussion and Analysis of Financial Condition and
   Results of Operations

Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements containing the words “believes”, “anticipates”, “estimates”, “expects”, and words of similar import constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the “Risk Factors” section of this Annual Report on Form 10-K contained herein, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

The results of operations reflect our activities and our wholly owned subsidiaries; this consolidated group is referred to individually and collectively as “We” and “Our”. Our subsidiaries operate in one business segment. Revenue and gross profit information for the subsidiaries is provided, we plan to provide additional financial information on the subsidiaries as it becomes formalized in future form 10-Q’s and form 10-K’s.

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated audited financial statements and related notes thereto.

With this report we are changing our traditional reporting of our Management’s Discussion and Analysis of Financial Condition as of January 31, 2004. The Results of Operations: Comparison of the Years Ended January 31, 2003 and January 31, 2002 remains as reported in our Form 10-K for the fiscal year 2003 ended January 31, 2003.

Overview

Two major changes occurred in fiscal year ended January 31, 2004.

Our change in strategies

During the last three years, we have increasingly focused on our Torrey Pines Networks’ product development efforts in the Storage Area Network and metropolitan network transport products marketplace. During fiscal 2004 we reevaluated this strategy which are provided here in order of priority:

•   Explore acquisition opportunities that fit into our existing technologies with emphasis on our SAN markets. We have retained the investment banking services of SBI USA, a division of First Securities USA, Inc. As part of this engagement, SBI USA will provide advisory services with respect to capital raising, mergers and acquisitions, and communications with the investment community. SBI USA has also initiated a program to raise further external financing in order to allow us to pursue our business plan. This calls for acceleration of organic growth opportunities, especially in the storage area network transport product line where we are developing and marketing the Silverline™-CWDM product line, and to actively pursue acquisition opportunities to complement the current lines of business.

•   Commercialize Torrey Pines’ optical Silverline™ SAN and metropolitan area networks transport product line.

•   Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.

•       And, maintain superior service and support for our Sync legacy products to sustain our recent profitable track record.

Our change in profitability

Cisco Systems, Inc., our single largest customer, discontinued purchasing from us an adapter card starting from the third quarter of the just ended fiscal year 2004. During the twelve months ended January 31, 2004, Cisco Systems, accounted for approximately 56.7% of our consolidated net revenues.

	Fiscal Years Ended January 31

	2004	Pct of Revenue	2003	Pct of Revenue	Difference		Pct

NET REVENUES
PRODUCT	$5,224	84.0%	$12,243	89.8%	$	(7,109)	58.1%
SERVICES	997	16.0%	1,388	10.2%		(391)	28.2%

TOTAL NET REVENUES	$6,221	100.0%	13,631	100.0%		$(7,410)	54.4%

This has had a material impact on our revenues and operating results. In fiscal 2004, we made the following operating changes as shown on the following consolidated table, in thousands, which has reduced our operating costs $1.2 million for fiscal 2004 compared to fiscal 2003. These changes included reducing personnel and reviewing every expense item with the intent to reduce or eliminate it:

	Fiscal Years Ended
	January 31, 2004		January 31, 2003

	Expense	Pct of Revenue	Expense	$	Pct of Revenue	Difference	Pct
Selling and marketing	$456	7.3%	$830		6.1%	$(374)	(45.1)%
Engineering, research and development	1150	18.5%	1172		8.6%	(22)	(1.9)%
General and administrative	1,457	23.4%	2139		15.7%	(682)	(31.9)%
Other operating expenses	341	5.5%	480		3.5%	(139)	(29.0)%

Total	$3,404	54.7%	4,621		33.9%	(1,217)	(26.3)%

Our change in inventory reserves and its impact on our operating results.

We have historically kept high inventory levels to maintain our ability to service our customers quickly as indicated. This year, we reviewed our legacy product lines and added to our inventory reserves $1.1 million. This impacted our product cost of sales increasing from 65.8% as a percent of revenue in fiscal 2004 to 86.8% and increased our net loss correspondingly from $887,000 to $1,984,000 or from $0.7 per share to $0.15 per share.

Results of Operations: Comparison of the Years Ended January 31, 2004 and January 31, 2003

Net revenue. Our consolidated net revenue from continuing operations was $6.2 million for fiscal 2004, compared to $13.6 million for fiscal 2003. Product revenues decreased to $5.2 million for fiscal 2004 from $12.2 million for fiscal 2003. The decrease in product revenue for fiscal 2004 resulted primarily from the loss of our major customer, Cisco. Service revenue decreased from $1.4 million in fiscal 2003 to $1.0 million in fiscal 2004. The decrease was due primarily to the decline in frame relay service customer renewals.

Our Sync Research net revenues from the frame relay and service business declined 21.1% to $1.5 million for the fiscal year ended January 31, 2004 compared to $1.9 million net revenues for the fiscal year ended January 31, 2003.

Our Sync Research service revenue declined $0.4 million or 28.2% compared to fiscal year 2003 primarily due to the loss of several service customers.

Our Rixon Networks net revenues were primarily from adapter card product revenues. These product revenues decreased $7.0 million or 59.8% to $4.7 million for the fiscal year ended January 31, 2004 from $11.7 million for the fiscal year ended January 31, 2003. This was primarily due to the loss of Cisco as previously described.

We had no revenues in our Torrey Pines Network subsidiary.

Gross profit. Cost of revenues consists principally of the costs of components, subcontract assembly from outside contract manufacturers, and in-house system integration, quality control, final testing, configuration costs and outside service costs. Gross profit decreased to $1.4 million for the fiscal 2004 from $6.5 million for fiscal 2003. Our gross margin decreased to 22.6% for the fiscal year ended January 31, 2004 from 47.8% for fiscal 2003. The decrease in gross margins resulted primarily from the increased provision for inventory reserves and the loss of our major customer, Cisco.

Our Sync Research gross profit of $0.7 million for the fiscal year ended January 31, 2004 dropped by $0.4 million or 36.4% compared to $1.1 million for the fiscal year ended January 31, 2003. This was primarily due to a 51.6% increase in service cost of sales to $0.3 million due to a prior year credit cost adjustment for over accrued services.

Our Rixon Networks gross profit of $0.7 million decreased by $4.7 million or 87.0% for the fiscal year ended January 31, 2004 over the gross profit of the prior fiscal year of $5.4 million. Decreased net revenues and the increased provision for inventory reserves during the fiscal year were the major elements of the increase.

Other operating expenses. In both fiscal years the other operating expense was rent expense for our under utilized facility in Annapolis Junction, MD. The decreased expense for the fiscal year ended January 31, 2004 was due to a lease termination agreement for this facility effective July 31, 2003. This lease was to have otherwise expired in October 2004.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased due to reductions in selling and marketing costs reflects primarily personnel reductions that were the end result of facility and organizational consolidations begun in fiscal 2002.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and occupancy costs. General and administrative expenses decreased primarily due to the consolidation of all of our operations in our Irvine, CA facility and organizational restructuring finalized during fiscal year 2004.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and development expenses remained on track for the development of our Torrey Pines’ products.

Income taxes. There was no provision for income taxes for fiscal years 2004 and 2003. We have carry forwards of domestic federal net operating losses, which may be available, in part, to reduce future taxable income in the United States. However, the Internal Revenue Code limits the application of net operating loss carry forwards in the event of ownership changes of greater than 50%. We had a change of ownership in fiscal year 2001 that will limit the amount of any net operating loss carry forward we may use in a particular year.

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

Our Rixon Networks net revenues were primarily from adapter card product revenues. These product revenues increased $3.8 million or 47.2% to $11.7 million for the fiscal year ended January 31, 2003 over $7.9 million the fiscal year ended January 31, 2002. This was primarily due to an increase in our original equipment manufacturer’s business.

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

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and development expenses decreased to $1.2 million, or 8.6% of net revenue, for fiscal 2003, compared with $6.5 million, or 49.0% of net revenue, for fiscal 2002. The decrease in research and development expenses was primarily due to cost savings achieved through the consolidation of facilities and personnel reductions.

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

Discontinued operations. In September 2000, our Board of Directors had concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business operated by Sync. On September 6, 2001, we announced our restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001 our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of the Entrada Networks. For more details on the discontinued operation, please refer to the “Results of Operations: Comparison of the Years Ended January 31, 2002 and January 31, 2001”, Discontinued operations section in our 10-K for the fiscal year ended January 31, 2003 filed with the SEC May 1, 2003.

The following table presents, at January 31, 2004, our obligations and commitments to make future payments under contracts and contingent commitments.

Payment Due by Period as of January 31, 2003
(In thousands)		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Short Term Debt	$ 65	$ 65	$ -	$ -	$ -
Operating Leases	153	153	-	$ -	$ -

Total Contractual Cash Obligations	$ 218	$ 218	$ -	$ -	$ -

Liquidity and Capital Resources

At January 31, 2004, our working capital was $2.2 million and cash and cash equivalents and short-term investments were $72,000. At January 31, 2003, our working capital was $3.5 million and cash and cash equivalents and short-term investments were $0.9 million.

Cash flow used by operations was $0.2 million during the fiscal year ended January 31, 2004 compared with cash flow provided by operations of $0.8 million for the fiscal year ended January 31, 2003. Cash flow used by operations in fiscal 2004 reflects a $2.0 million net loss from operations, adjustments for non-cash expenses including depreciation, amortization, and reserves, less a $0.4 million decrease in accounts payable, less a $0.6 million decrease in accrued expenses, plus a $0.9 million decrease in accounts receivable. During fiscal 2003, cash flow provided by operations in fiscal 2003 reflects $1.7 million of net profit from operations, adjustments for non-cash expenses including depreciation, amortization, and reserves, less a $1.7 million decrease in accounts payable, less a $1.5 million decrease in accrued expenses, plus a $0.6 million decrease in accounts receivable and a $0.5 million decrease in inventories.

Our investing activities consist primarily of purchases of property, plant and equipment. We purchased $4,007 and $25,500 in equipment during the fiscal years ended January 31, 2004 and 2003, respectively. In addition, during fiscal year 2004, we repurchased 18,001 shares of our common stock from shareholders in the open market pursuant to a previously announced odd-lot repurchase program and 384,615 shares from our Chairman and CEO pursuant to an agreement approved by our independent directors. The aggregate purchase price for the 402,616 shares of our common stock was $126,667.

Our financing activities during the fiscal year ended January 31, 2004 included repayments on our bank loan of $0.4 million and $68,000 for the repayment of the remainder of our capital leases.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at January 31, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. These warrants were valued at $54,000. The $54,000 deferred interest was amortized as interest expense over the twelve-month term of the credit arrangement in the fiscal year of 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2004. In March 2003, the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We were not in compliance with our bank line of credit covenants as of January 31, 2004 due to the impact of the added inventory reserves. On April 19, 2004, we became compliant after our bank lowered our minimum required tangible net worth to $2.5 million. This is shown in the attached amendment to our line of credit.

While we anticipate an operating loss for the next quarter and the year based on the loss of revenues from Cisco and our declining legacy service contracts, we are working toward a positive cash flow with our personnel reductions and cost cutting measures. However, there can be no assurance that future revenue gains from our additional sales personnel or anticipated cost reductions will occur or be sufficient to maintain operations if there are further reductions in revenue from changes in the economy or our product marketing areas.

To this end, on November 25, 2003, we entered into an agreement to sell 3,000,000 shares of our common stock to a small group of investors at a price of $0.20 per share, or $600,000 in the aggregate. The sale will be made pursuant to an exemption from registration under the Securities Act of 1933, as amended. The closing is contingent upon the shares being registered for resale under that Act.

On February 6, 2004, to raise interim financing, we have issued a one-year 18% Promissory Note for $500,000 secured by our assets and with warrants to purchase 500,000 shares of common stock at a price of $0.35 per share for three years with piggyback registration rights. The loan matures on January 29, 2005 and the Company has the right to prepay the loan without any penalties.

As of March 31, 2004, the stock registration had not been completed.

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

New Accounting Standards

In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 applied to revenue arrangements entered into in fiscal periods beginning after June 15, 2003 did not have a material effect on our financial position or results of operations.

In December 2003, the SEC issued SAB 104, which supersedes SAB 101, Revenue Recognition in Financial Statements. The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21. We adopted EITF 00-21 and SAB 104 with no material impact on our financial statements.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•   Since we account for and report our physical inventory at the "lower of cost or market", and such inventory comprises 70% of our current assets and 58% of total assets at Jan 31, 2004, we carefully evaluate the market value of that inventory on a continual basis.  In a business such as ours, wherein we are stocking replacement parts to satisfy a customer's unknown needs, determining obsolescence is an inherently subjective process.  Adjustments to obsolescence reserves are made based on judgments of market value that are supported by our best estimates of the future salability of specific items in that inventory.

•   Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates. Our exposure to interest rate risk is the result of our need for periodic additional financing for our large operating losses and capital expenditures. The interest rate that we will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates we have secured on our current debt. Additionally, the interest rates charged by our present lenders adjust on the basis of the lenders' prime rate. With our current borrowings and the level trend in interest rates, interest rate changes has not had a material effect on our financial position or results of operations.

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

We do not hold or issue derivative, derivative commodity instruments or other financial instruments for trading purposes. Investments held for other than trading purposes do not impose a material market risk. At January 31, 2004, we had no derivative, derivative commodity instruments or other financial instruments for trading purposes.

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

The information required by Item 8 is set forth in Part IV, Item 15 (a)1 of this Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure

None.

Item 9a.    Controls and Procedures

(a)   Disclosure Controls and Procedures.

We maintain controls and procedures designed to ensure that we are able to collect the information required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our controls and procedures which took place as of a date within 107 days prior to the filing date of this report, Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that Entrada Networks is able to collect, process and disclose the information we are required to disclose in the reports it files with the SEC within the required time periods.

 (b)   Changes in Internal Controls.

We maintain a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with our management’s general or specific authorization; transactions are recorded as necessary to (1) to permit preparation of financial statements in conformity with generally accepted accounting principles in the United States of America, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with our management’s general or specific authorization; and the recorded accountability for assets is compared with the exiting assets at reasonable intervals and appropriate action is take with respect to any difference.

Since the date of the most recent evaluation of our internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.   Directors and Executive Officers of the Company

    On March 31, 2004, our directors and executive officers were:

Name	Age	Position

Kanwar J.S. Chadha	57	Chairman, President, Chief Executive Officer, Director
Davinder Sethi	56	Vice Chairman, Chief Financial Officer, Director (i)
Leonard Hecht	67	Director (ii) Chairman of Audit Committee
Rohit Phansalkar	58	Director (ii)(iii)
Raymond Ngan	30	Director

(i) Member of Compensation Committee, (ii) Member of Audit and Compensation Committees, (iii) Chairman of Compensation Committee

    Messrs. Leonard Hecht and Rohit Phansalkar, investment bankers,  are our independent directors of the board and they are also financial experts.

Dr. Kanwar J.S. Chadha, 57, has served as the President and Chief Executive Officer of Entrada since April 2000. He was elected as a director on August 31, 2000 and elected Chairman on September 28, 2001. He joined AT&T Bell Laboratories in February 1973 as a Member of Technical Staff and served as a systems engineer and principal software designer for the AMPS trial system. As a Supervisor at AT&T Bell Laboratories from August 1977 to August 1980, Dr. Chadha was responsible for the development of various software systems. As a Department Head at AT&T Bell Laboratories from August 1980 to January 1987, he managed the development of cellular phone technologies, MERLIN phone system, Applications Processor, Videotex system, and System 25 PBX. He was a co-founder of WaterBazaar.com e-portal. Dr. Chadha was also a founder of ERPL, Inc., a firm that specializes in the development of embedded software systems, enterprise and manufacturing resource planning software systems, and that provides business-to-business e-marketplace systems solutions and development. From 1988 to 1999, he ran his own private businesses in the graphic arts arena. Dr. Chadha holds a B.E. (Hons) in Electrical Engineering from Thapar Institute of Technology, Punjab, India, a M.A.Sc. in Control Systems from the University of Toronto, Ontario, Canada, and a Ph.D. in Systems Engineering from Case Western Reserve University, Cleveland, Ohio. Dr. Chadha is a first cousin of Dr. Davinder Sethi, one of our directors.

Leonard N. Hecht, 67, has served as one of our directors since August 31, 2000 and as our Chairman from September 2000 until August 2001. Mr. Hecht had served as Executive Vice President of Sorrento Networks, Inc. from August 2000 until January 2001 and as one of its directors from June 1996 to January 2001. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financings that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation. Mr. Hecht has served on the board of many private and public companies.

Rohit Phansalkar, 58, has served as one of our directors since August 31, 2000. Mr. Phansalkar was the Chairman and CEO of Sorrento Networks Corporation from July to September 2000. He was a partner of Anderson Weinroth & Co. LP from February 1998 to June 2000. Prior to that, Mr. Phansalkar was the co-founder, Vice Chairman and CEO of Newbridge Capital, a firm dedicated to making private equity investments in India. From 1993 to 1996, Mr. Phansalkar was a Managing Director of Oppenheimer & Co., where he was the head of the Energy Finance Group. Mr. Phansalkar was the founding Chairman of The India Fund, a $510 million closed-end fund listed on the NYSE. Prior to joining Oppenheimer, Mr. Phansalkar was a Managing Director of Bear Stearns & Co. He is a director of Zip Global Networks, and Xius Technologies. Mr. Phansalkar received a BS in engineering from Michigan Technological University and a MBA from Harvard Graduate School of Business.

Dr. Davinder Sethi, 56, has served as our Chief Financial Officer since November 1, 2001. He has been a director of Entrada since September 2000. He was elected our Vice Chairman on November 19, 2001. Dr. Sethi was an independent advisor in the fields of information technology and finance. He was Chairman and Chief Executive Officer of iPing, Inc., and was a Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State. Dr. Sethi also serves on the Board of Directors of Pamet Systems, Inc. and WorldWater Corporation. Dr. Sethi is a first cousin of Dr. Chadha, our Chairman, President and Chief Executive Officer.

Dr. Raymond Ngan, 30, has been a director of Entrada since November 2000. Dr. Ngan has been guiding technology and telecommunications companies for many years, most recently as Principal at Hikari Capital International. He previously served as Senior Vice President, Morgan Stanley Dean Witter, and as a Senior Associate at Chase Capital Partners. Dr. Ngan holds a bachelor’s, masters and Ph.D. from Oxford University, Oxford, UK, and an MBA from The Wharton School at the University of Pennsylvania.

Other Senior Managers

Raj Ganti, Vice President, Torrey Pines Networks. Mr. Ganti joined Entrada in 2001 from Qualcomm where he most recently held the position of Lead Architect for designing broadband wireless products. He also was Senior Staff Engineer/Manager at Qualcomm, and responsible for developing and designing server farms and high speed networks using ATM/Gigabit Ethernet. Mr. Ganti is a contributing author to several networking magazines, routinely speaks at conferences, and teaches advanced networking courses at UC San Diego. He holds a BSEE from Bharathiar University (India) as well as an MSEE from the University of Southern California.

Carl Rambert, Vice President, Rixon Networks & Sync Research. Mr. Rambert Sync Research as Vice President of Engineering and Marketing in December 1999. In 2001 he also became Vice President of Rixon Networks. Previously, Mr. Rambert held engineering management positions at Macrolink, Locus Computing, Rockwell International, and Concurrent Computer Corporation, primarily in data communications and networking products, hardware and software. He holds MSEE and BSEE degrees from Penn State University.

Item 11.   Executive Compensation

The following tables set forth the annual compensation for both individuals who served as our Chairman and Chief Executive Officer (“CEO”) for the fiscal year ended January 31, 2004 and for our Vice Chairman and Chief Financial Officer (“CFO”). There were no other executive officers at the end of the fiscal year who served the company during the year and whose salary and bonus exceeded $100,000.
Summary Compensation Table

	Annual Compensation				Long-Term Compensation

				Other	Restricted	Securities	Long-Term	All
				Annual	Stock	Underlying	Incentive	Other
	Fiscal	Salary	Bonus	Compensation	Award(s)	Options	Plan	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	(#)	Payouts	($)

Kanwar J.S. Chadha, Ph.D.,	2004	187,986	55,000	-		810,000	-
Chairman, CEO,	2003	257,942	-	-	100,000	-	-	-
President, Director	2002	211,110	-	-	-	160,000	-	-
Davinder Sethi, Ph.D.
Vice Chairman, CFO,	2004	141,066	30,000	-	-	200,000	-	-
Director	2003	180,000	-	-	50,000	-	-	-
	2002	35,805	-	-	-	500,000	-	-

Long-Term Incentive Plans

We have no long-term incentive plans other than the 1991, 1996 and 2000 Stock Option Plans and the 1995 Directors’ Stock Option Plan. Only the 2000 Stock Option Plan is active.

Option Grants in Last Fiscal Year
Individual Grants

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Market Price on Date Granted ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term (A)

						5% ($)	10% ($)
Kanwar J. S. Chadha	660,000	43.5%	$ 0.22	$ 0.22	2/3/2013	$ 91,316	$ 231,411
	150,000	9.9	0.28	0.28	4/30/2013	26,414	66,937
Davinder Sethi	100,000	6.6	0.22	0.22	2/3/2013	13,836	35,062
	100,000	6.6	0.28	0.28	4/30/2013	$ 17,609	$ 44,625

(A)
   In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of our common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.

Aggregated Option Exercises in Fiscal Year 2004 and January 31, 2004 Option Values
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (A)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Kanwar J. S. Chadha	-	-	569,497	240,503	-	-
Davinder Sethi	-	-	416,667	283,333	$14,666.68	$7,333.32

(A)
   Options are "in-the-money" if, on January 31, 2004, the market price of the Common Stock ($0.19) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2004, and the aggregate exercise price of such options.

    Dr. Kanwar J.S. Chadha, Chairman, President, Chief Executive Officer and Director, has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for the Company’s loan of funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of Entrada. We had entered into an employment agreement with Dr. Chadha that ran through April 14, 2004 and an employment agreement with Dr. Davinder Sethi, our Chief Financial Officer, that runs through October 31, 2005. Dr. Chadha’s employment agreement was amended on April 30, 2004 and it now runs through April 14, 2008.

Compliance with Section 16(a) of the Exchange Act

The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2004.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 30, 2004, regarding the ownership of the Common Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known by us to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of Entrada as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

		Common Stock

		Number of	Percentage of
Title of Class	Name of Beneficial Owner (A)	Shares	Outstanding (H)

Common	Kanwar J.S. Chadha 12 Morgan, Irvine, CA 92618	1,371,769 (B)	9.9%
Common	Leonard N. Hecht 12 Morgan, Irvine, CA 92618	361,621 (C)	2.6%
Common	Rohit Phansalkar 12 Morgan, Irvine, CA 92618	471,833 (D)	3.3%
Common	Davinder Sethi 12 Morgan, Irvine, CA 92618	1,287,823 (E)	8.8%
Common	Raymond Ngan	311,534 (F)	2.2%

	All Directors and Executive Officers as a group	3,804,580	23.3%

	Springboard Harper	741,249	5.3%

	Total All Affiliates	4,545,829	27.9%

(A)   All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us. Except as noted the addresses for each beneficial owner is 12 Morgan, Irvine, California 92618.

(B)   Includes exercisable options held by Dr. Chadha to acquire 1,010,000 shares of common stock and shares directly owned by Dr. Chadha of 361,769 shares. On February 5, 2002, the board of directors approved payment of $50,000 of Dr. Chadha’s salary for fiscal year 2003 in stock at the price of the stock on January 29, 2002. On May 20, 2002, the board of directors approved payment of $57,883 of his salary for fiscal year 2004 in stock as reported by Nasdaq at the close of business on May 20, 2002. On February 3, 2003, Dr. Chadha was issued options at a price of $0.22 per share for 660,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June 2002. On April 30, 2003, the board of directors granted Dr. Chadha 150,000 options at the closing market price of $0.28 per share. On April 30, 2004, the board of directors granted Dr. Chadha 200,000 options at the closing market price of $0.17 per share on April 30, 2004.

(C)   Includes exercisable options held by Mr. Hecht to acquire 250,000 shares of common stock and 111,621 shares indirectly owned by him. On September 28, 2001, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on September 28, 2001. On April 23, 2002, the board of directors approved payment of $3,500 of Mr. Hecht’s past board fees in stock at the price of the stock as reported by Nasdaq at the close of business on May 20, 2002. On May 20, 2002, the price was $0.16 per common share with the $3,500 payable by issuing 21,875 shares to him. In addition, Mr. Hecht holds options to purchase 90,000 shares of our common stock owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Hecht. On February 3, 2003, Mr. Hecht was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June, 2002. On November 24, 2003, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on November 24, 2003. On March 29, 2004, the board of directors approved options for 50,000 shares at a price of $0.18 per share, the closing price on February 2, 2004.

(D)   Includes exercisable options held by Mr. Phansalkar to acquire 250,000 shares of common stock and 291,833 shares owned directly or indirectly by him. In addition, Mr. Phansalkar holds options to purchase 50,000 shares of our common stock owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Phansalkar. On September 28, 2001, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on September 28, 2001. On May 20, 2002, Mr. Phansalkar received 18,750 shares of common stock for his unpaid past board fees in the amount of $3,000 at the market price on May 20, 2002, which was at $0.16 per share. Mr. Phansalkar also owns approximately 3,500 shares of the common stock of Sorrento Networks Corporation. On February 3, 2003, Mr. Phansalkar was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June 2002. On November 24, 2003, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on November 24, 2003. On March 29, 2004, the board of directors approved options for 50,000 shares at a price of $0.18 per share, the closing price on February 2, 2004.

(E)   Includes exercisable options held by Dr. Sethi to acquire 750,000 shares of common stock and 537,823 shares owned directly or indirectly by him. On February 5, 2002, the board of directors approved payment of $50,000 of Dr. Sethi’s salary for fiscal year 2003 into stock at the price of the stock on January 29, 2002 as reported by Nasdaq at the close of business on that day. On January 29, 2002, the price was $0.13 per common share with the $50,000 resulting in 384,615 shares being issued to him. On May 20, 2002, Dr. Sethi received 25,000 shares of common stock for his payment of $4,000 at the price of $0.16 per share. On February 3, 2003, Dr. Sethi was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June 2002. On April 30, 2003, the board of directors granted Dr. Sethi 100,000 options at the closing market price of $0.28 per share. On March 29, 2004, the board of directors approved options for 50,000 shares at a price of $0.26 per share, the closing price on March 29, 2004.

(F)   Includes exercisable options held by Dr. Ngan to acquire 150,000 shares of common stock and 161,538 shares owned directly or indirectly by him. On February 5, 2002, Dr. Ngan received 161,538 shares of common stock for his unpaid past board fees in the amount of $21,000 at the market price on January 29,2002 which was at $0.13 per share.

(G)   For each beneficial owner, the “Percentage of Outstanding” equals each owner’s actual holdings of shares plus shares represented by unexercised options and warrants held, divided by the total of our outstanding shares at February 4, 2004, plus the unexercised options and warrants detailed above for the referenced holder only. Please also note that the percentages are based on the amount of outstanding securities plus any securities that a person or group has the right to acquire within 60 days. In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

Item 13.   Certain Relationships and Related Transactions

None

30
28

PART IV

Item 14    Principal Account Fees and Services

	Fiscal Year 2004	Fiscal Year 2003

Audit Fees(1)	$ 61,433	$ 81,923
Audit-related fees(2)	20,735	—
Tax fees(3)	15,000	15,000
All other fees(4)	4,078	34,486
Total	$ 96,246	$ 131,409

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)	During fiscal year 2004, we incurred fees for assurance services in connection with the audit of our 401-K Plan and audit related services in connection with the filing our Form S-3 and Form SB-2.

(3)	Represents fees in connection with preparation of our federal and state tax returns.

(4)	During fiscal years 2004 and 2003, fees include review of responses to SEC inquiries, Form 8-K filings and Form S-4.

Our Audit Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

Generally, the Audit Committee approves in advance audit and non-audit services to be provided by BDO Seidman. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee for matters which arise or otherwise require approval between regularly scheduled meetings of the Audit Committee, provided that the Chairman report such approvals to the Audit Committee at the next regularly scheduled meeting of the Audit Committee.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits and Consolidated Financial Statement Schedules

1. Financial Statements: (see index to financial statements at page F-1)

Report of Independent Certified Public Accountants
Consolidated Balance Sheets at January 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended January 31, 2004, 2003 and 2002
Consolidated Statement of Stockholders' Equity for the Years Ended January 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended January 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2. Exhibits:

2 Amended and Restated Agreement and Plan of Merger between Sync Research, Inc, a Delaware Corporation, and Osicom Technologies, Inc., a New Jersey Corporation - (A)
3.1 Amended and Restated Certificate of Incorporation dated June 25, 1999 - (B)
3.2 Amended and Restated By-Laws of Registrant - (C)
3.3 Series A Preferred Stock Certificate of Designation dated May 11, 2000 - (D)
3.4 Certificate of Amendment to the Certificate of Incorporation dated August 31, 2000
4.1 Amended and Restated 1991 Stock Plan (amended as of June 12, 1998) and form of Option Agreement – (E)
4.2 Amended 1995 Employee Stock Purchase Plan (amended as of September 27, 1996) and form of Subscription Agreement – (F)
4.3 Amended and Restated 1995 Directors' Option Plan (amended as of June 12, 1998) and form of Option Agreement – (E)
4.4 Amended and Restated 1996 Non-Executive Stock Option Plan (amended as of August 21, 1998) – (G)
4.5 2000 Stock Incentive Plan dated October 12, 2000 – (H)
4.6 Securities Purchase Agreement dated January 15, 2002-(K)
9.1 Amended and Restated Shareholders' Agreement dated April 25, 1994 – (I)
10.1 401(k) Plan – (I)
10.2 Third Amendment to Lease for 10C Commerce Way, Norton, MA dated July 28, 1999 – (J)
10.3 Lease for 10070 Mesa Rim Road, San Diego, CA dated May 25, 2000
10.4 Amended lease for 9020 Junction Drive, Annapolis Junction, MD dated April 22, 1999

    The foregoing are incorporated by reference from the Registrant’s filings as indicated:

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
M Form S-3 filed November 26, 2003
N Form S-3/A filed December 1, 2003

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
Our Form 8-K filed August 25, 2003 providing our Q2 FY2004 earnings release for the period ended July 31, 2003
Our Form 8-K filed November 26, 2003 covering our agreement to sell 3,000,000 shares of our common stock for $0.20 per share.
Our Form 8-K filed December 1, 2003 providing our Q3 FY2004 earnings release for the period ended October 31, 2003
Our Form 8-K filed December 1, 2003 covering additional information about our agreement to sell 3,000,000 shares of our common stock for $0.20 per share.

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

ENTRADA NETWORKS, INC.

By: /s/ Davinder Sethi Date: May 14, 2004

Davinder Sethi, Ph.D.
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

By: /s/ Kanwar J.S. Chadha Date: May 14, 2004

Kanwar J.S. Chadha, Ph.D.
Chairman and Director
President and Chief Executive Officer

By: /s/ Leonard Hecht Date: May 14, 2004

Leonard Hecht
Director

By: /s/ Rohit Phansalkar Date: May 14, 2004

Rohit Phansalkar
Director

By: /s/ Davinder Sethi Date: May 14, 2004

Davinder Sethi, Ph.D.
Vice Chairman and Director

By: Date: May 14, 2004

Raymond Ngan
Director

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

30 F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Shareholders and Board of Directors
Entrada Networks, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of Entrada Networks, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Los Angeles, California
March 25, 2004, except for Note P, which is as of May 14, 2004

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS JANUARY 31, 2004 AND 2003
(In Thousands)	As of
	January 31, 2004	January 31, 2003

ASSETS
CURRENT ASSETS
Cash and equivalents	$72	$808
Short-term investments	-	45
Accounts receivable, net (Note R)	561	1,329
Inventory, net (Notes B, and R)	2,294	3,576
Prepaid expenses and other current assets	350	509
TOTAL CURRENT ASSETS	3,277	6,267

PROPERTY AND EQUIPMENT, NET (Note C)	590	1,073
OTHER ASSETS
Deposits	39	31
Restricted Cash	-	300
TOTAL OTHER ASSETS	39	331

TOTAL ASSETS	$3,906	$7,671

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$383	$810
Other current and accrued liabilities (Note E)	659	1,409
Short-term debt (Note D)	65	474
Current maturities of long term debt and capital leases (Note G)	-	68

TOTAL LIABILITIES	1,107	2,761
COMMITMENTS AND CONTINGENCIES (Notes H and I)
STOCKHOLDERS' EQUITY (Note J)
Preferred stock, $.001 par value; 2,000 shares authorized; -0- shares issued.
Common stock, $.001 par value; 50,000 shares authorized; 13,901 shares issued and outstanding at January 31, 2004; 12,937 shares issued
and outstanding at January 31, 2003	13	13
Treasury Stock (402,616 shares at cost)	(127)	-
Additional paid-in capital	52,001	52,001
Accumulated deficit	(49,088)	(47,104)
TOTAL STOCKHOLDERS' EQUITY	2,799	4,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,906	$7,671

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED JANUARY 31, 2004, 2003, 2002
(In Thousands, except per share amounts)
	Years Ended January 31

	2004	2003	2002

NET REVENUES
PRODUCT	$5,224	$12,243	$10,125
SERVICES	997	1,388	3,138

TOTAL NET REVENUES	6,221	13,631	13,263
COST OF REVENUE
PRODUCT	4,532	6,909	6,868
SERVICES	326	206	889

TOTAL COST OF REVENUE	4,858	7,115	7,757
GROSS PROFIT	1,363	6,516	5,506

OPERATING EXPENSES
Selling and marketing	456	830	3,438
Engineering, research and development	1,150	1,172	6,499
General and administrative	1,457	2,139	4,035
Other operating expenses	341	480	1,741
Non-recurring one-time charges (Note F)	-	-	248

TOTAL OPERATING EXPENSES	3,404	4,621	15,961

INCOME (LOSS) FROM OPERATIONS	(2,041)	1,895	(10,455)

OTHER INCOME (EXPENSE)
Interest expense, net	(14)	(69)	(195)
Other income (expense)	71	(84)	-

TOTAL OTHER INCOME (EXPENSE)	57	(153)	(195)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,984)	1,742	(10,650)
INCOME (LOSS) ON DISCONTINUED
OPERATIONS (Note A)	-	-	3,401

NET INCOME (LOSS)	$(1,984)	$1,742	$(7,249)

INCOME (LOSS) PER COMMON SHARE (Note M):

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,528	12,801	10,994
NET INCOME (LOSS) PER COMMON SHARE:
CONTINUING OPERATIONS	$(0.15)	$0.14	$(0.97)
DISCONTINUED OPERATIONS	-	-	$0.31

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$0.14	$(0.66)

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JANUARY, 2004, 2003 and 2002
(In Thousands)
COMMON				ADDITIONAL		TOTAL
STOCK			TREASURY	PAID IN	ACCUMULATED	STOCKHOLDERS'
Shares		Amount	STOCK	CAPITAL	DEFICIT	EQUITY

BALANCE AT JANUARY 31, 2001	10,993	$11	-	$51,722	$(41,597)	$10,136
Silicon Valley Bank Warrants	-	-		42	-	42
Beneficial conversion feature of					-
convertible note	-	-		229	-	229
Stock issuance program	586	1		79	-	80
Net Loss					(7,249)	(7,249)

BALANCE AT JANUARY 31, 2002	11,579	12	-	52,072	(48,846)	3,238
Stock issuance program	1,358	1		188	-	189
Acquisition of beneficial conversion
f eature (Note G )	-	-		(259)	-	(259)
Net income	-	-		-	1,742	1,742

BALANCE AT JANUARY 31, 2003	12,937	13	-	52,001	(47,104)	4,910
Treasury Stock			$(127)
Warrants Exercised	964	-		-	-	-
Net Loss	-	-		-	(1,984)	(1,984)

BALANCE AT JANUARY 31, 2004	13,901	$13	$(127)	$52,001	$(49,088)	$2,799

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2004, 2003, 2002
(In Thousands)	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,984)	$1,742	$(7,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	486	606	2,700
Non cash write off	-	1,062	-
Non cash interest	-	104	-
Write off of fixed assets	1	153	-
Accounts receivable and inventory reserve (Note R)	1002	-	2,412
Warrants issued in conjunction with credit facility	-	-	42
Gain on extinguishment of convertible note	-	(134)
Issuance of common stock in payment of expenses	-	100	80
Changes in assets and liabilities net of effects of business entity acquisition:
(Increase) decrease in accounts receivable	807	648	2,720
(Increase) decrease in inventories	175	(538)	(1,582)
(Increase) decrease in prepaid and other current assets	517	17	65
Increase (decrease) in accounts payable	(428)	(1,722)	(722)
Increase (decrease) in accrued expenses	(584)	(1,474)	(2,620)
Increase (decrease) in other current liabilities	(164)	196	-

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	(172)	760	(4,154)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(26)	(2,055)
Short-term investments	(82)	(45)	-

NET CASH USED IN INVESTING ACTIVITIES	(86)	(71)	(2,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Acquisition of beneficial conversion feature (Note G)	-	(259)	-
Proceeds from issuances of common stock (Note J)	-	4
Net proceeds from short-term debt (Note D)	(410)	(211)	(2,882)
Proceeds (repayment) from long-term debt, net (Note G)	-	30	250
Repayment of capital lease obligations (Note H)	(68)	(143)	(414)
Proceeds from exercise of stock options (Note K)	-	-	-

NET CASH USED IN FINANCING ACTIVITIES	(478)	(579)	(3,046)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(736)	110	(9,255)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	808	698	9,953

CASH AND CASH EQUIVALENTS - END OF YEAR	$72	$808	$698

See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, except share and per share amounts)

A.   THE COMPANY, BASIS OF PRESENTATION AND DISCONTINUED OPERATIONS

Entrada Networks, Inc., through its wholly owned subsidiaries, (the “Company”, “we”, “our” or “us”), is in the business of developing, marketing and selling products for the network connectivity segments. Our Torrey Pines Networks (“Torrey Pines”) subsidiary designs, manufactures, markets and sells storage area network (“SAN”) transport switching products. Our Rixon Networks (“Rixon”) subsidiary designs, manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers (“OEM”). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. And, our Sync Research (“Sync”) subsidiary designs, manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad.

We operate from our facility in Irvine, California.

The Company, incorporated in Delaware as Sync Research, Inc., is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks. Subsequent to the merger, the former parent of Entrada Networks disposed of 5,517,500 of its shares of our common stock and holds approximately 458,286 or 3.3% of our common shares outstanding as of January 31, 2004.

Management’s Plan The Company has reported operating losses for four out of the most recent five fiscal years. For the year ended January 31, 2004, Entrada reported operating losses of approximately $2.0 million and negative cash flows from operations of $172. The Company has also had an accumulated deficit of $49.1 million. In 2003 and 2002, Entrada reported operating income (loss) of $1.7 million and ($10.7) million, positive (negative) cash flows from operations of $760 and ($4.2) million. Management and the Board of Directors have approved a plan of operation for fiscal 2005 that forecasts modest sales growth, additional expense reductions, and additional financings for acquisitions. Management has thoroughly discussed these plans to address the Company’s current difficult financial state, and while there is agreement that the plan to assure our continued existence is viable and can be achieved, there can be no assurance that these plans will come to fruition. The strategic plan developed by Management and approved by the Board of Directors calls for the Company to:

Commercialize Torrey Pines Networks’ optical Silverline™ SAN and metropolitan area networks transport product line.

Explore acquisition opportunities that fit into our existing technologies with emphasis on our storage markets. We have retained the investment banking services of SBI USA, a division of First Securities USA, Inc. As part of this engagement, SBI USA will provide advisory services with respect to capital raising, mergers and acquisitions, and communications with the investment community. SBI USA has also initiated a program to raise further external financing in order to allow us to pursue our business plan. This calls for acceleration of organic growth opportunities, especially in the storage area network transport product line where we are developing and marketing the Silverline™-CWDM product line, and we are actively pursuing acquisition opportunities to complement the current lines of business.

Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.

And, maintain superior service and support for our Sync legacy products to sustain our recent profitable track record.

Discontinued operations. In September 2000, our Board of Directors had concluded that the operations of our frame relay business would not contribute to our profitability or toward our goal of entering the storage area networking market space and adopted a formal plan to discontinue this business operated by Sync.

The $10.4 million loss on the disposal of Sync during the fiscal year ended January 21, 2001 is as follows:

Item	Amount (millions)	Description

Inventory impairment	$ 2.2
This adjustment records a full reserve against the cost basis of Sync’s inventory based upon the intent to abandon the inventory. This assumes that as a discontinued operation, the inventory value is zero as the need to dispose of inventory would result in minimal return.

Severance	1.1	This adjustment records the costs associated with the termination of our employees and assumes the elimination of all of the Sync employees: 45 people including 8 change of control/contract personnel.
Vendor payables	1.1	We recorded an accrual for costs due and payable under the termination provisions of an agreement with a contract manufacturing vendor.
Lease termination accrual	0.7	We recorded an accrual for the remaining lease costs and lease related costs for the physical location of the discontinued operations, net of sub lease income.
Goodwill impairment	4.3	Assumes 4.2 million shares at $2.75 per share offset by the valuation of Sync Research of $8.4 million at August 30, 2000 with the addition of $1.1 million merger expenses.
Fixed asset impairment	1.0	This adjustment assumed that the Sync fixed asset book value would be fully reserved as a discontinued operation due to the abandonment of fixed assets.

Total Loss	$10.4

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

On September 6, 2001, we announced our restructuring plan creating three separate wholly owned subsidiaries. The discontinued frame relay business was retained as Sync Research, Inc. as one of the three subsidiaries. Sync Research, Inc. will continue to serve its current frame relay customers and provide manufacturing, service and repair facilities for the other subsidiaries. On September 18, 2001, our Board of Directors approved a plan to reclassify Sync Research as an operating unit. In this capacity, Sync Research, Inc. became an integral part of Entrada Networks.

Sync Research, Inc. was reclassified as an operating unit during the third quarter of fiscal year ended January 31, 2002. The $3.4 million offsetting balance in the fiscal 2002 income statement is the balance of the goodwill of $4.3 million reduced by the $0.9 million Sync Research income at the interim period when Sync was retained.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All references to a fiscal year refer to the fiscal year ending on the January 31 of that year. For example, references to fiscal 2004 refer to the fiscal year beginning on February 1, 2003 and ending on January 31, 2004.

Principles of Consolidation – The balance sheets as of January 31, 2004 and 2003 and the consolidated statement of operations for the years ended January 31, 2004, 2003 and 2002 reflect our accounts and all subsidiaries controlled by us after the elimination of significant inter-company transactions and balances.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities and the loss on disposal of discontinued operations. Actual results could differ materially from these estimates.

Cash and Cash Equivalents – All cash on hand and in banks, certificates of deposit and other highly-liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

Restricted Cash – Restricted cash represents amounts pledged as collateral for remaining lease payments on the facility occupied by us in Irvine, California. This collateral was released during fiscal 2004.

Accounts Receivable – In the normal course of business, we extend unsecured credit to our customers related to the sales of various products. Typically, credit terms require payment within thirty days from the date of shipment. We evaluate and monitor the creditworthiness of each customer on a case-by-case basis. We provide an allowance for doubtful accounts based on our continuing evaluation of our customers’ credit risk. We generally do not require collateral from our customers.

Inventory – Inventories, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (first-in, first-out method) or market. Inventories at January 31, 2004 and 2003 consist of:

	2004	2003

Raw material	$3,002	$3,736
Work in process	61	163
Finished goods	2,642	3,486

Total Inventory	5,705	7,385
Less: Valuation reserve	(3,411)	(3,809)

Total Net Inventory	$2,294	$3,576

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

Fair Value of Financial Instruments – The fair value of financial instruments, consisting of cash and equivalents and short term debt, are determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair value.

Property and Equipment – Property and equipment are recorded at historical cost. Repair and maintenance costs are expensed when incurred. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases, if shorter, using straight-line methods. Useful lives for property and equipment range from 3 to 7 years.

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

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset’s undiscounted expected cash flows are not sufficient to recover its carrying amount. We measure impairment loss by comparing the fair market value, calculated as the present value of expected future cash flows, to its net book value. Impairment losses, if any, are recorded currently.

Software Development – Software development costs where technological feasibility has not been established are expensed in the period in which they occurred. Internal software development costs are capitalized in accordance with Statement of Position 98-1. Otherwise, development costs that will become an integral part of our products are deferred in accordance with Statement of Financial Accounting Standards No. 86. The deferred costs are amortized using the straight-line method over the remaining estimated economic life of the product or the ratio that current revenues for the product bear to the total of current and anticipated future revenues for that product. There was no internal software that was terminated and expensed for the years ended January 31, 2004, 2003 and 2002.

Research and Development – We expense research and development costs as incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs”. Research and development costs are costs associated with products or processes for which technological feasibility has not been proven and future benefits are uncertain.

Revenue Recognition – We generally recognize product revenue when the products are shipped, all substantial contractual obligations, if any, have been satisfied, and the collection of the resulting receivable is reasonably assured. Revenue from installation is recognized as the services are performed to the extent of the direct costs incurred. Revenue from service obligations is deferred and recognized over the life of the contract. Inventory or demonstration equipment shipped to potential customers for field trials is not recorded as revenue. We accrue for estimated sales returns and other allowances at the time of shipment. Although some of our products contain a software component, the software is not sold separately and we are not contractually obligated to provide software upgrades to our customers.

Warranty and Customer Support – We typically warrant our products against defects in materials and workmanship for a period of one to five years from the date of sale and a provision for estimated future warranty and customer support costs is recorded when revenue is recognized. To date, warranty and customer support costs have not been material.

Income Taxes – Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carry forwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note J).

Advertising – We expense advertising expenditures as incurred. Advertising expenses consist of direct expenditures. Advertising expenses for fiscal 2004, 2003, and 2002 were $0, $0, and $184, respectively.

Income and Loss Per Common Share –Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted EPS is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of shares issuable under stock option plans and warrants. Potential common shares would not be included in the diluted loss per share computation for fiscal 2002 and 2001, as they would be anti-dilutive. (See Note M).

Stock-Based Compensation All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with the method delineated in Statement of Financial Accounting Standards No. 123 our net loss and loss per share for the years ended January 31, 2004, and 2002 would have been increased, and our income and income per share for the year ended January 31, 2003 would have decreased :

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

	Fiscal Year
	2004	2003	2002

Net income (loss) As reported:	$ (1,984)	$ 1,742	$ (7,249)
Add: Stock based employee compensation expense	117	-	-
Deduct: Total stock based employee compensation expense determined under fair value method	(250)	(15)	(836)

Pro forma income (loss) per share:	(2,117)	1,727	(8,085)
Basic and diluted EPS as reported	$ (0.15)	$ 0.14	$ (0.66)
Pro forma basic and diluted EPS	$ (0.15)	$ 0.13	$ (0.74)

New Accounting Pronouncements

Accounting for Asset Retirement Obligations - In June 2001, Financial Accounting Standards Board (FASB) issued Statement No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” effective for fiscal years beginning after June 15, 2002. The Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 did not have a material effect on our financial position or results of operations.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections - In April 2002, FASB issued Statement No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective on or after May 15, 2002. This Statement rescinds SFAS No. 4 and an amendment of that Statement, and SFAS No. 64. This Statement also rescinds SFAS No. 44. SFAS No. 145 prevents gains or losses on the extinguishment of debt that do not meet the criteria of APB 30 to be treated as extraordinary. This Statement amends SFAS No. 13, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities - In June 2002, FASB issued Statement No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities,” effective for activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and did not have a material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities - In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation is not expected to have a material impact our financial statements.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

C.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components as of January 31, 2004 and 2003:

	2004	2003

Manufacturing, engineering and plant equipment and software	$8,469	$8,471
Office furniture and fixtures	275	275
Leasehold and building improvements	249	249

Total property and equipment	8,993	8,995
Less: Accumulated depreciation and amortization	(8,403)	(7,922)

Net book value	$590	$1,073

Depreciation expense for fiscal 2004, 2003, and 2002 was $486, $606, and $2,700, respectively.

D.   SHORT TERM DEBT

Short term debt at January 31, 2004 and 2003 consisted of the following:

	Fiscal 2004	Fiscal 2003

Floating interest rate loan based on 2.5% over lender’s
prime rate secured by all of our tangible assets	$65	$474

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 80% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5%(6.5% at January 31, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred interest was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2004. We were not in compliance with our bank line of credit covenants as of January 31, 2004. On April 19, 2004, we became compliant as of April 30, 2004 after our bank lowered our minimum required equity to $2.5 million.

E.   OTHER CURRENT AND ACCRUED LIABILITIES

Fiscal Year
	2004	2003

Payroll and employee benefits	$102	$202
Accrued accounts payable	55	269
Sales tax payable	29	35
Deferred maintenance	394	559
Accrued audit	60	23
Office lease	-	257
Other	19	64

Total	$659	$1,409

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

F.   NON-RECURRING ONE-TIME CHARGES

None

G.   LONG-TERM DEBT

Long-term debt at January 31, 2004 and 2003 consisted of the following:

	2004	2003

Obligations under finance leases (See Note H)	-	$68

Sub Total	-	68
Less: Current portion	-	68

Total	-	-

    On January 17, 2003, we repaid a $250 senior convertible note and reacquired the associated beneficial conversion feature.

H.   LEASES AND OTHER COMMITMENTS

Rental expense under operating leases was $, $686, and $911for the years ended January 31, 2004, 2003 and 2002, respectively. There were no future commitments in excess of one year as of January 31, 2004.

The net book value of equipment under capital leases was $0 and $100 at January 31, 2004 and 2003, respectively.

In the merger agreement between Sync Research and our former parent, then Osicom Technologies, Inc. and now Sorrento Networks Corporation, Sorrento agreed to indemnify and hold us harmless against any liability arising after the merger in connection with the termination of a certain frozen defined pension plan maintained by Rixon Networks, Inc. A consultant retained by Sorrento and by the successor corporation to the entity from whom Sorrento originally purchased the company that became Rixon Networks, had advised them that the cost of termination of the pension plan in question could be in excess of $3 million. Sorrento, after consultation with the entity from whom Sorrento originally purchased what is now Rixon Networks, are to advise us of their arrangement for the termination or continuation of the plan. To date Sorrento and the original entity has made minimum required contributions to the plan. In the opinion of our special counsel, we are not responsible for the termination cost and our obligation is to oversee the administration of the plan. We have not recorded any reserve for the cost of termination.

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

J.   STOCKHOLDERS’ EQUITY

We are authorized to issue the following shares of stock:

50,000,000 shares of Common Stock ($.001 par value)
2,000,000 shares of Preferred Stock ($.001 par value)

None of our preferred stock was outstanding during the years ended January 31, 2004 and 2003.

K.   STOCK OPTION PLANS AND STOCK AWARD PLAN

We have four stock options plans with outstanding options: The 1991 Stock Option Plan, the 1996 Stock Option Plan, the 1999 Stock Option Plan and the 2000 Stock Option Plan. Only the 2000 Stock Option Plan is active. This plan provides for the granting of incentive or non-statutory stock options to certain key employees, non-employee members of the Board of Directors, consultants and independent contractors. Options are granted at a price equal to 100% of the fair market value of our common stock at the date of grant. Options typically vest at a rate of 25% of the shares on the first anniversary of the vesting commencement date and 1/36th of the remaining shares at the end of each month and expire not later than 10 years from the date of grant. The purpose of this plan is to attract, retain, motivate and reward our officers, directors, employees and consultants to maximize their contribution toward our success.

The following table summarizes the activity in our plans:

		Weighted Average
	Number of Shares	Exercise Price

Shares under option at January 31, 2001	3,407,347	$4.08
Granted	1,376,400	$0.61
Canceled	(1,777,981)	$3.39

Shares under option at January 31, 2002	3,005,766	$2.89
Granted	85,500	$0.14
Cancelled	(1,584,524)	$3.59

Shares under option at January 31, 2003	1,506,742	$2.65
Granted	1,521,583	$0.23
Cancelled	(53,519)	$0.54

Shares under option at January 31, 2004	2,974,806	$1.11

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

Additional information relating to stock options outstanding and exercisable at January 31, 2004 summarized by exercise price is as follows
:

	Outstanding				Exercisable
	Weighted Average				Weighted Average

Exercise Price Per Share	Shares	Life (Years	)	Exercise Price	Shares	Exercise Price

$0.10 - $0.15	813,250	7.98		$0.13	610,516	$0.13
$0.17 - $0.20	109,000	8.13		$0.19	73,792	$0.18
$0.22 – $0.22	1,041,883	9.02		$0.22	943,576	$0.22
$0.28- $4.00	623,373	7.87		$1.50	287,873	$2.91
$4.06 - $20.00	387,300	6.21		$5.33	387,300	$5.33

$0.10 - $20.00	2,974,806	8.09		$1.11	2,303,057	$1.39

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003

Risk free interest rate	4.2%	4.1%
Stock volatility factor	183%	196%
Weighted average expected option life	8.09 years	8.07 years
Expected dividend yield	0.0%	0.0%
Fair value of options granted	$0.01 to $0.23	$0.01 to $0.16
Weighted average fair value of options granted	$0.23	$0.13

L.   INCOME TAXES

    At January 31, 2004, our deferred income tax assets consist primarily of net operating loss carry forwards. The deferred tax asset was fully reserved as of January 31, 2004.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes that insufficient evidence exists to conclude that it is more likely than not that the Company will realize the benefits of these deductible differences.

At December 31, 2003 the Company had available federal and state net operating loss carry forwards of approximately $91 million and $30 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2022 and 2008, respectively. As of January 2004, 2003 and 2002 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. We believe that such an ownership change occurred on August 31, 2000. Of the approximately $91 million and $30 million NOL for federal and state taxes, approximately $64 million and $20.6 million will be subject to such limitation, respectively. At January 31, 2004 and 2003, we recorded a valuation allowance to reduce the deferred tax asset to zero because the recognition of the tax benefit could not be assured.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

M.   EARNINGS PER SHARE CALCULATION

The following data show the amounts used in computing basic and diluted earnings per share.

	2004	2003	2002

Net income (loss) available to common shareholders used in basic EPS	$(1,984)	$1,742	$(7,249)

Average number of common shares used in basic EPS	13,528,059	12,800,555	10,994,240

We incurred a net loss from continuing operations for the years ending January 31, 2004 and 2002. Accordingly, the effect of dilutive securities including vested and non-vested stock options, warrants, and convertible debt, to acquire common stock are not included in the calculation of EPS because their effect would be antidilutive. The following data shows the effect on income and the weighted average number of shares of dilutive potential common stock.

	2004	2003	2002

Net income (loss) available to common shareholders
used in basic EPS	$(1,984)	$1,742	$ (7,249)

Average number of common shares used in basic EPS	13,528,059	12,800,555	10,994,240

Effect of dilutive securities: stock benefit plans	239,426	84,134	-

Average number of common shares and dilutive
potential common stock used in diluted EPS	13,767,485	12,884,689	10,994,240

For the fiscal years ended January 31, 2004 and 2003, 1,989,577and 148,495 options, respectively, were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period.

N.   SUPPLEMENTAL CASH FLOW DISCLOSURES

Cash paid for interest for the fiscal years ending 2004, 2003, and 2002 was 22, 50, 137, respectively.

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

Customers greater than 10% of our net revenues and net receivables in a given fiscal year are as follows:

	Percent net revenues			Percent net receivables
Description	Fiscal years ended January 31,			Fiscal years ended January 31,

	2004	2003	2002	2004	2003	2002

Cisco	56.7%	56.9%	19.6%	-%	45.9%	47.0%
MCI WorldCom	-	-	-	-	31.9	-
Ingram Micro	-	-	-	14.0	10.9	-
Wells Fargo Bank -	-	-	-	-	14.2	-
Solectron	-	-	11.3	-	-	11.7
IntegraSys	-%	-%	-%	62.0%	-%	-%

P.   SUBSEQUENT EVENTS

This note is specified in dollar amounts

On February 6, 2004, we received $500,000 in debt financing from an unrelated and unaffiliated party. As part of this financing, we issued a one-year 18% Promissory Note secured by our assets and warrants to purchase 500,000 shares of common stock at a price of $0.35 per share for three years with piggyback registration rights. The Company has the right to prepay the loan without any penalties. This loan matures on January 29, 2005.

On May 14  2004, the Company entered into Stock Purchase Agreements with SBI Brightline IV LLC, and Trilogy Investment Fund I, LLC ("Purchasers"). Subject to the terms of the Agreements the Company may issue and sell to the Purchasers and the Purchasers shall purchase from the Company up to 9,000,000 shares of common stock in four tranches as defined below:

                TRANCHE SCHEDULE

Tranche	Number of Tranche Shares to be Purchased by SBI Brightline IV	Purchase Price		Number of Tranche Shares to be Purchased by Triology Investment Fund I	Purchase Price
First Tranche	1,500,000	$300,000 ($0.20 per share	)	750,000	$150,000 ($0.20 per share	)
Second Tranche	1,500,000	$412,500 ($0.275 per share	)	750,000	$150,000 ($0.20 per share	)
Third Tranche	1,500,000	$412,500 ($0.275 per share	)	750,000	$206,250 ($0.275 per share	)
Fourth Tranche	1,500,000	$450,000 ($0.30 per share	)	750,000	$206,250 ($0.275 per share	)

TOTAL	6,000,000	$1,575,000		3,000,000	$712,500

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

    The Company may elect to sell all or part of Tranche Shares in the order listed above to the Purchasers at any time commencing on the date on which the Registration Statement of the Company covering the resale of the Shares is declared effective. The Company plans to file this Registration Statement in May 2004.

On May 14,  2004, the Company entered into a Term Loan agreement with  Hong Kong League Central Credit Union and Brightline Bridge Partners 1, LLC ("Lenders") and SBI Advisors, LLC as agent for the Lenders for $1,000,000. The Term Loan shall be repaid by January 29, 2005 without prepayment penalties. The Term Loan bears interest at 24% per annum. SBI Brightline IV, LLC and Brightline Bridge Partners 1, LLC received three year warrants to purchase 3,450,000 and 1,550,000 common stock shares, respectively, exercisable at $0.16 per common share as part of this transaction. Also, $75,000 of compensation expense in cash and 125,000 shares of common stock will be recorded in the second quarter of current fiscal year 2005. These warrants also have piggyback registration rights which the Company will include in the Registration Statement as mentioned above.

The above transactions did not involve a public offering and therefore were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act").

Q.   RELATED PARTY TRANSACTIONS
Dr. Chadha’s brother is the managing member of HandsOn Ventures, LLC, which had purchased the $250 senior convertible debenture due January 2004 and warrants due January 2007, in February 2002. The debenture was fully paid and retired in January 2003.

R.   EVALUATION AND QUALIFYING ACCOUNTS

Changes in the inventory valuation reserve were as follows:

Balance at January 31, 2001	3,340
Additions charged to costs and expenses	2,200
Amounts used during year	(81)

Balance at January 31, 2002	5,459
Additions charged to costs and expenses	1,062
Amounts used during year	(2712)

Balance at January 31, 2003	3,809
Additions charged to costs and expenses	1,097
Amounts used during year	(1,495)

Balance at January 31, 2004	$3,411

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

Changes in the accounts receivable valuation reserve were as follows:

Balance at January 31, 2001	400
Additions charged to costs and expenses	692
Amounts used during year	(335)

Balance at January 31, 2002	757
Additions charged to costs and expenses	16
Amounts used during year	(561)

Balance at January 31, 2003	212
Reductions charged to costs and expenses	(95)
Amounts used during year	(78)

Balance at January 31, 2004	$39

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

S.   UNAUDITED QUARTERLY FINANCIAL DATA

Amounts in thousands, except per share amounts.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Year ended January 31, 2004:
Net revenue	$2,708	$2,053	$931	$529	6,221
Gross profit	1,212	761	373	(983)	1,363
Net income (loss)	233	(546)	(230)	(1,441)	(1,984)
Net income (loss) per share:
Basic	$0.02	$(0.04)	$(0.02)	$(0.10)	$(0.15)

Diluted	$0.02	$(0.04)	$(0.02)	$(0.10)	$(0.15)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year

Year ended January 31, 2003:
Net revenue	$3,223	$3,366	$4,059	$2,983	13,631
Gross profit	1,317	1,541	2,188	1,470	6,516
Net income	152	349	866	375	1,742
Net income per share:
Basic	$0.01	$0.03	$0.07	$0.03	$0.14

Diluted	$0.01	$0.03	$0.07	$0.03	$0.14

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

T. OPERATING SEGMENT INFORMATION

Geographical Information
The table below presents external revenues based on the locations of the customer:

	Fiscal year ended January 31
	2004	2003

Net Revenues:
United States	$5,550	$12,638
Europe	671	993
Total net revenues	$6221	$13,631

Products and Service Revenue

The table below presents external revenues for groups of similar products and services:

	Fiscal year ended January 31
	2004	2003

Net Revenues:
Network adapter cards	$4,701	$11,715
Frame relay network products	523	528
Service and support	997	1,388

Total net revenue	$6,221	$13,631

Supplemental Financial Information

    There were no inter-segment revenues.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) (In Thousands, except share and per share amounts)

Fiscal year 2004 Segment Financial Information ended January 31, 2004:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Fiscal year ended January 31, 2004

Total Revenues	$4,702	$1,519	$-	6,221

Net Income (loss)	(2,328)	706	(362)	(1,984)

Depreciation and amortization expense	269	52	165	486
Inventory reserve additions	1,096	-	-	1,097
Capital asset additions	4	-	-	4
Total Assets	$2,544	$744	$618	$3,906

Fiscal Year Segment Financial Information ended January 31, 2003:

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Fiscal year ended January 31, 2003

Total Revenues	11,718	1,913	-	$13,631

Net income (loss)	1,603	429	(290)	1,742
Depreciation and amortization expense	379	66	161	606
Inventory reserve additions	1,066	(4)	-	1,062
Capital asset additions	15	-	11	26
Total Assets	$5,828	$1,414	$429	$7,671

