Form 10QSB
period 2004-04-30
ENTRADA NETWORKS INC
filed 2004-06-14
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding

Common Stock, $.001 Par Value	May 26, 2004	13,900,720

Part I. Financial Information Item 1. Financial Statements
ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 30, 2004	January 31, 2004

ASSETS	Unaudited

CURRENT ASSETS
Cash and equivalents	$178	$72
Accounts receivable, net	287	627
Inventory, net	2,251	2,294
Prepaid expenses and other current assets	272	284

TOTAL CURRENT ASSETS	2,988	3,277
PROPERTY AND EQUIPMENT, NET	505	590
OTHER ASSETS
Deposits	43	39
TOTAL ASSETS	$3,536	$3,906

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt
Bank	123	65
Other	457	-

Total Short Term Debt	580	65
Accounts payable	210	383
Other current and accrued liabilities	600	659
TOTAL CURRENT LIABILITIES	1,390	1,107

TOTAL LIABILITIES	1,390	1,107
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000 shares authorized; 13,901 shares issued and outstanding at January 31, 2004; 12,937 shares issued
and outstanding at January 31, 2003	13	13
Treasury Stock	(102)	(127)
Additional paid-in capital	52,060	52,001
Accumulated deficit	(49,825)	(49,088)

TOTAL STOCKHOLDERS' EQUITY	2,146	2,799
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,536	$3,906

See accompanying notes to condensed consolidated financial statements

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL QUARTER ENDED APRIL 30, 2003, 2004
(In Thousands, except per share amounts)	Three Months Ended
	April 30,

	2004	2003
NET REVENUES	Unaudited
PRODUCT	$205	$2,386
SERVICES	175	322

TOTAL NET REVENUES	380	2,708
COST OF REVENUE
PRODUCT	272	1,399
SERVICES	66	97

TOTAL COST OF REVENUE	338	1,496
GROSS PROFIT	42	1,212

OPERATING EXPENSES
Selling and marketing	78	197
Engineering, research and development	240	284
General and administrative	403	453
Other operating expenses	0	60

TOTAL OPERATING EXPENSES	721	994

INCOME (LOSS) FROM OPERATIONS	(678)	218
OTHER CHARGES
Interest expense, net	(59)	(8)
Other income (expense)	-	23

TOTAL OTHER CHARGES	(59)	15

INCOME (LOSS) FROM OPERATIONS	(737)	233
NET INCOME (LOSS)	$(737)	$233

INCOME (LOSS) PER COMMON SHARE:

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,901	12,975
NET INCOME (LOSS) PER COMMON SHARE:
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.05)	$0.02

See accompanying notes to condensed consolidated financial statements

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTER ENDED APRIL 30, 2004, 2003
(In Thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	Unaudited	Unaudited

Net income (loss)	$(737)	$233

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	90	150
Non cash interest	12	-
Provision for accounts receivable and inventory	27	32
Changes in assets and liabilities:
Decrease in accounts receivable	313	286
Decrease in inventories	43	(187)
Decrease in prepaid and other current assets	61	108
Decrease in accounts payable	(172)	(127)
Decrease in accrued expenses and other	(59)	(98)
Increase in other current liabilities	-	1

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES	(422)	398

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(5)	(12)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) on short-term bank debt	58	(54)
Proceeds from short-term debt	500
Repayment of capital lease obligations	-	(28)
Deferred financing costs	(25)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	533	(82)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106	304
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	72	808
CASH AND CASH EQUIVALENTS - END OF PERIOD	$178	$1,112
See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Entrada Networks, Inc., through its wholly owned subsidiaries, (the “Company”, “we”, “our” or “us”), is in the business of developing, marketing and selling products for the network connectivity segments. Our Torrey Pines Networks (“Torrey Pines”) subsidiary designs, manufactures, markets and sells storage area network (“SAN”) and metropolitan area network transport products. Our Rixon Networks (“Rixon”) subsidiary manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers (“OEM”). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. And, our Sync Research (“Sync”) subsidiary designs, manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Entrada Networks, Inc., the “Company,” “We,” “Our” or “Us,” has prepared, without audit, the accompanying financial data for the three months ended April 30, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2004 and for the three months ended April 30, 2003, have been made. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

In December 2002, FASB issued Statement No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation  — Transition and Disclosure  — An Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in its annual financial statements for the year ended December 31, 2002 and must also provide the disclosures in its quarterly reports containing condensed financial statements for interim periods beginning with the quarterly period ended March 31, 2003 (April 30, 2003 for us). The adoption of SFAS No. 148 did not have a material effect on our financial position or results of operations. The adoption of SFAS No. 148 did result in a modification of disclosure in our financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2004, and results in modified disclosure in our quarterly financial statements included in this quarterly report.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

	Three Months Ended April 30,
	2004	2003

Net income (loss):
As reported	$(737)	$233
Add: Stock based employee compensation expense	20	-
Deduct: Total stock based employee compensation
expense determined under fair value method	(111)	(102)

Pro forma income (loss) per share:	(828)	131
Basic and diluted EPS as reported	$(0.05)	$0.02

Pro forma basic and diluted EPS	$(0.06)	$0.01

Guarantor’s Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and did not expected to have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation does not have a material impact our financial statements.

BALANCE SHEET DETAIL

Consolidated inventories at April 30, 2004 and January 31, 2004 consist of:

	April 30, 2004	January 31, 2004

Raw material	$2,557	$3,002
Work in process	88	61
Finished goods	2,912	2,642

	5,557	5,705
Less: valuation reserve	(3,306)	(3,411)

Net Inventories	$2,251	$2,294

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

TREASURY STOCK

During April 2004, the Company re-issued 166,667 of our 384,615 treasury shares at cost to SBI Advisors, LLC for payment of fees in connection with the short-term debt issued on February 6, 2004. The fair value of the re-issued treasury shares are included in deferred interest costs in the amount of $28.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

STOCKHOLDERS’ EQUITY

We are authorized to issue the following shares of stock:
50,000,000 shares of Common Stock
  2,000,000 shares of Preferred Stock

During the quarter ended April 2004, the Company issued 500,000 warrants for their relative fair value. The deferred interest cost related to the warrants will be amortized over the life of the short-term debt issued February 6, 2004.

EARNINGS PER SHARE CALCULATION

The following data show the amounts used in computing basic earnings per share for the three months ended April 30, 2004 and 2003.

	Three Months Ended April 30,
	2004	2003

Net income (loss) available to common
stockholders used in basic and diluted EPS	$(737)	$233

Weighted average number of common shares
used in basic EPS	13,900,720	12,974,785

We had loss of ($737) for the three month period ended April 30, 2004. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are included in the calculation of EPS because the effect would be dilutive. The following data shows the effect of including the effect of dilutive securities on determining the weighted average number of common shares used to compute diluted EPS.

	Three Months Ended April 30,
	2004	2003

Net income (loss) available to common
stockholders used in basic EPS	$(737)	$233

Weighted average number of common shares
used in basic EPS	13,900,720	12,974,785
Effect of dilutive securities:
Stock benefit plans	-	400,878

Weighted average number of common shares
and dilutive potential common stock
used in diluted EPS	13,900,720	13,375,663

The shares issuable upon exercise of options represent the quarterly average of the shares issuable at exercise net of the shares assumed to have been purchased, at the average market price for the period, with the assumed exercise proceeds. Accordingly, options with exercise prices in excess of the average market price for the period are excluded because their effect would be antidilutive. Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 2,135,434 and 689,301 for the three months ended April 30, 2004 and 2003, respectively.

COMMITMENTS AND CONTINGINCIES

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at April 30, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred interest was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2004. In March 2003 the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We were not in compliance with our bank line of credit covenants as of January 31, 2004. On April 19, 2004 our bank lowered our required minimum tangible net worth to $2.5 million. As of April 30, 2004, we were in compliance.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Under its bylaws, the Company is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. In addition, the Company has indemnification agreements with four of its directors that requires, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporation Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of April 30, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2004.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at April 30, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

At April 30, 2004, Geico accounted for 53.7%, Ingram Micro accounted for 15.6% and Lucent Technologies accounted for 10.1% of net receivables. At January 31, 2004 IntegraSys accounted for 62.0% and Ingram Micro accounted for 14.0% of net receivables.

Customers accounting for more than 10% of net revenues during the quarters ended April 30, 2004 and 2003 were:

	April 30, 2004	April 30, 2003

Cisco	-	71.5%
IntregraSys	22.7%	-
Geico Insurance	14.8%	-
Ingram Micro	13.8%
MCI Worldcom	-	15.0%

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

OPERATING SEGMENT INFORMATION

Geographical Information

The table below presents external revenues based on the locations of the customer:

	Three months ended April 30
	2004	2003

Net Revenues:
United States	$323	$2,629
Europe	57	79
Other	--	--

Total net revenues	$380	$2,708

Products and Service Revenue

The table below presents external revenues for groups of similar products and services:

	Three months ended April 30,
	2004	2003

Net Revenues:
Network adapter cards	$130	$2,262
Frame relay network products	75	124
Service and support	175	322

Total net revenue	$380	$2,708

Supplemental Financial Information

There were no intersegment revenues.

Three Month Segment Financial Information ended April 30, 2004:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Quarter ended April 30, 2004
Total Revenues	$130	$250	$-	$380

Net Income (loss)	(693)	75	(119)	(737)

Depreciation and amortization expense	35	14	41	90
Inventory reserve additions	-	-	-	-
Capital asset additions	5	-	-	5
Total Assets	$2,162	$693	$678	$3,533

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Three Month Segment Financial Information ended April 30, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total

	Quarter ended April 30, 2003
Total Revenues	$2,262	$446	$-	$2,708

Net Income (loss)	201	113	(81)	233

Depreciation and amortization expense	95	14	41	150
Inventory reserve additions	26	-	-	26
Capital asset additions	-	-	-	-
Total Assets	$4,997	$1,897	$701	$7,595

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

Overview

Our Strategic Plan is to:

Explore acquisition opportunities that fit into our existing technologies with emphasis on our SAN markets. We have retained the investment banking services of SBI USA, a division of First Securities USA, Inc. As part of this engagement, SBI USA is providing advisory services with respect to capital raising, mergers and acquisitions, and communications with the investment community. SBI USA has also initiated a program to raise further external financing in order to allow us to pursue our business plan. This calls for acceleration of organic growth opportunities, especially in the storage area network transport product line where we are developing and marketing the Silverline™-CWDM product line, and is actively pursuing acquisition opportunities to complement the current lines of business.

Commercialize Torrey Pines’ optical Silverline™ SAN and metropolitan area networks transport product line.

Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.
Maintain superior service and support for our Sync legacy products to sustain our recent profitable track record.

Our change in profitability

Cisco Systems, Inc., our single largest customer, discontinued purchasing from us an adapter card starting from the third quarter of the just ended fiscal year 2004. During the twelve months ended January 31, 2004, Cisco Systems, accounted for approximately 56.7% of our consolidated net revenues. We had no revenue from Cisco Systems for the three months ended April 30, 2004.

	Fiscal Quarter Ended April 30,

	2004	Pct of Revenue	2003	Pct of Revenue	Difference	Pct
NET REVENUES
PRODUCT	$205	53.95%	$2,386	88.11%	($2,181)	-91.4%
SERVICES	175	46.05%	322	11.89%	($147)	-45.7%

TOTAL NET REVENUES	$380	100.00%	2,708	100.00%	($2,328)	-86.0%

This has had a material impact on our revenues and operating results. In fiscal 2004 and the three months ended April 30, 2004, we made the following operating changes as shown on the following consolidated table, in thousands, which has reduced our operating costs $0.3 million for the fiscal quarter ended April 30, 2004 compared for the fiscal quarter ended April 30, 2003. These changes included reducing personnel and reviewing every expense item with the intent to reduce or eliminate it:

	Fiscal Quarter Ended April 30,
	2004	Pct of Revenue	2003	Pct of Revenue	Difference	Pct

Selling and marketing	$78	20.5%	$197	7.27%	($119)	-60.4%
Engineering, research and development	240	63.2%	284	10.49%	($44)	-15.5%
General and administrative	403	106.1%	453	16.73%	($50)	-11.0%
Other operating expenses	0	0.0%	60	2.22%	($60)	-100.0%

Total	$721	189.7%	994	36.71%	(273)	-27.5%

Results of Operations/Comparison of the Three Months Ended April 30, 2004 and 2003

Net revenues. Net revenues were $0.4 million for the three months ended April 30, 2004, compared with $2.7 million for the three months ended April 30, 2003. The decrease in net revenues in the three months ended April 30, 2003 compared to the three months ended April 30, 2002 resulted primarily from Cisco Systems, Inc. discontinued purchasing from us and from the decreases in our service revenues.

Our Sync Research net revenues from the frame relay and service business declined 44.2% to $0.2 million for the three months ended April 30, 2004 compared to $0.4 million net revenues for the three months ended April 30, 2003. The largest portion of the drop for three months ended April 30, 2004 came from a 45.7% drop in service net revenues from $0.3 million in three months ended April 30, 2003 to $0.2 million for three months ended April 30, 2004. This drop was due to reduced service contracts from our legacy products.

Our Sync Research product revenues decreased 40.3%compared to three months ended April 30, 2004 and 2003.

Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased $2.1million or 94.3% to $0.1 million for the three months ended April 30, 2004 from $2.3 million the three months ended April 30, 2003. This was primarily due to Cisco Systems, Inc. discontinued purchasing from us.

We had no revenues from our Torrey Pines Network subsidiary.

Gross profit. Cost of revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Overall gross profit declined to $43 thousand for the quarter ended April 30, 2004 from $1.2 million for the quarter ended April 30, 2003. Our gross margin decreased to 11.3% for the three months ended April 30, 2004 as compared to 44.8% for the three months ended April 30, 2003. This is primarily due to fixed manufacturing costs and the loss of revenue.

Our Sync Research gross profit of $0.1 million for the quarter ended April 30, 2004 dropped by $0.1 million or 54.2% compared to $0.2 million for the quarter ended April 30, 2003. This was primarily due to lower service revenues offset partially by lower costs.

Our Rixon Networks negative gross profit of $55 thousand for the quarter ended April 30, 2004 compared to a positive gross profit of $1.0 million for the quarter ended April 30, 2003. This again relates primarily to the loss of Cisco Systems, Inc as a customer.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses decreased to $78 thousand, or 20.5% of net revenues for the quarter ended April 30, 2004, compared to $0.2 million or 7.3% of net revenues for the quarter ended April 30, 2003. The increase in selling and marketing percentages reflects primarily the lower revenues for the three months ended April 30, 2004.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.2 million, or 63.2% of net revenues, for the quarter ended April 30, 2004, compared with $0.3 million, or 10.5% of net revenues, for the quarter ended April 30, 2003. The increase in research and development percentage was primarily due to the lower revenues.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses decreased approximately $0.1 million to $0.4 million or 106.1% of net revenues for the quarter ended April 30, 2004 compared to $0.5 million, or 16.7 % of net revenues, for the quarter ended April 30, 2003.

Other operating expenses. Other operating expenses for the three months ended April 30, 2004, were $0.0 million compared with $0.1 million or 2.2% of net revenues for the three months ended April 30, 2003. The amount in Fiscal 2004 was for our unoccupied facility in Annapolis Junction, MD.

Income taxes. There was no provision for income taxes for the three-month periods ended April 30, 2004 and 2003. At April 30, 2004, our deferred income tax assets consist of net operating loss carry forwards. At April 30, 2003 the Company had available federal and state net operating loss carry forwards of approximately $75.5 million and $26.3 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively. As of January 2004, 2003, 2002 and 2001 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit, and other items.

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

    The benefit of the Company's operating loss carry forwards has been reduced 100% by a valuation allowance at April 30, 2004 and 2003

Liquidity and Capital Resources

Our working capital was $1.6 million at April 30, 2004, a decrease of $0.6 million from the $2.1 million at April 30, 2003. Cash flow used by operations was $401 during the three months ended April 30, 2004 compared with $398 provided by operations for the three months ended April 30, 2003. The decrease in cash flows provided by operations reflects a net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances as well as a decrease in accounts receivable. During the three months ended April 30, 2004, operating cash flow reflected increases in cash used for accounts payables and accrued expenses offset by decreases in current assets. During the same three months last year, our cash flow provided by operations reflected decreases in accounts receivable along with accounts payable and accrued expenses.

Our investing activities consist primarily of purchases of property, plant and equipment and investing activities. Investments activities were $5 thousand in the three months ended April 30, 2004.

Our financing activities during the three months ended April 30, 2004 provided cash flows of $0.5 million, primarily in connection with short-term bank and other debt. During the three months ended April 30, 2003, $82 thousand was used primarily in conjunction with repayment of capital lease obligations and short-term debt.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible receivables plus the lesser of $1.0 million or 40% of the liquidation value of our eligible inventory. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.5% at April 30, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred interest was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2004. In March 2003 the bank increased our eligible receivables limit to 80% of eligible accounts receivable. We were not in compliance with our bank line of credit covenants as of January 31, 2004. On April 19, 2004 our bank lowered our required minimum tangible net worth to $2.5 million. As of April 30, 2004, we were in compliance.

Outstanding borrowings against this line of credit were $123 thousand at April 30, 2004. We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2005. We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

The following table presents, at April 30, 2004, our obligations and commitments to make future payments under contracts and contingent commitments.

Payment Due by Period as of April 30, 2004
(In thousands)		Less than	1-3	4-5	After 5
	Total	1Year	Years	Years	Years
Contractual Obligations

Short Term Debt	$580	$580	$-	$-	$-
Operating Leases	105	105	-	-	-

Total Contractual Cash Obligations	$685	$685	$-	$-	$-

Our equity compensation plan and outstanding warrant information as of April 30, 2004 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Plan category
Equity Compensation Plans Approved by Security Holders	3,353,556	$1.01	1,619,458

Equity Compensation Plans Not Approved by Security Holders *	575,757	$0.74	-

Total	3,929,313	$0.97	1,619,458

           * Represents 500,000 warrants issued to SBI Partners IV, LLC. and 75,757 warrants issued to Silicon Valley Bank to acquire our common stock.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 45 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

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

Part II. Other Information

Item 5. Other Information

    The information for this item is specified in dollar amounts.

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

On May 14, 2004 the Company entered into Stock Purchase Agreements with SBI Brightline IV LLC, and Trilogy Investment Fund I, LLC ("Purchasers"). Subject to the terms of the Agreements the Company may issue and sell to the Purchasers and the Purchasers shall purchase from the Company up to 9,000,000 shares of common stock in four tranches as defined below:

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

On May 14, 2004, the Company entered into a Term Loan agreement with Hong Kong League Central Credit Union and Brightline Bridge Partners 1, LLC ("Lenders") and SBI Advisors, LLC as agent for the Lenders for $1,000,000. The Term Loan shall be repaid by January 29, 2005 without prepayment penalties. The Term Loan bears interest at 24% per annum. SBI Brightline IV, LLC and Brightline Bridge Partners 1, LLC received in May 2004, three year warrants to purchase 3,450,000 and 1,550,000 common stock shares, respectively, exercisable at $0.16 per common share as part of this transaction. Also, $75,000 of compensation expense in cash and 125,000 shares of common stock will be recorded in the second quarter of current fiscal year 2005. These warrants also have piggyback registration rights.

On May 14, 2004, Torrey Pines Networks, the Company’s subsidiary, acquired Microtek Systems, a leading provider of security, digital imaging, information infrastructures and storage solutions. Microtek was privately held and is based in Milwaukee, Wisconsin. Under the terms of this acquisition, we acquired all of the issued capital stock of Microtek for $750,000 in cash, $250,000 in promissory notes, 1,302,083 shares of our common stock, and other consideration

Microtek is built on core competencies of engineering strength, proprietary software and service quality to offer highly specialized services in consulting, assessment, and solutions to challenges in security, digital imaging, storage, and information infrastructures. It has an installed customer base across financial, healthcare and insurance sectors, particularly among clients in the mid-west. Microtek showed revenues of approximately $4.0 million for the twelve months ended December 31, 2003. It is headquartered in Milwaukee, Wisconsin and currently has seventeen employees.

Certain Cautionary Statements

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

RISK FACTORS

These factors are discussed generally in greater detail under the caption “Risk Factors” in our Annual Report on Form 10-K, filed May 14, 2004.
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

We have limited liquidity and resources. We have reevaluated and refocused our strategy in light of our current difficult financial condition. We believe that our strategy is viable and can be achieved. Nevertheless, unless we are able to sustain improve revenue levels, cut further costs or raise additional capital to fund future operations, there can be no assurance that we will have sufficient liquidity and resources to successfully execute our plan.

    Our strategy and focus to increasingly focus on the operations of Torrey Pines Networks and restore the operations of Rixon Networks to profitability involves risk and may not be successful. We have increasingly focused on the operations of Torrey Pines Networks’ and product development efforts in the Storage Area Network and metropolitan network transport products marketplace. However, we have also focused on restoring the operations of Rixon Networks to profitability. We may be unsuccessful with this strategy. We may also not be unsuccessful in commercialization of our optical Silverline™ SAN and MAN transport product line. And, we may not be able to bring the operations of Rixon Networks’ operation back to profitability through increased sales efforts and reduced overhead.

We rely on a relatively limited number of customers, and the loss of any significant customer could materially and adversely affect our business and financial condition. Historically, we have derived a significant portion of our revenues and accounts receivables from a relatively limited number of customers. The loss of one or more of these customers, or their inability to pay for our products and services, could have a material and adverse effect on our operating and financial results. In fact, Cisco, our single largest customer discontinued purchasing from us an adapter card starting from the third quarter of the just ended fiscal year 2004. During the twelve months ended January 31, 2004, Cisco Systems accounted for approximately 56.7% of our consolidated net revenues.

This has had a major impact on our revenues and operating results, and there is no assurance expectation that the sales of this legacy product line could be restored to its current former levels. This adapter card previously purchased by Cisco was scheduled to go out of production last year but had been kept in production at Cisco’s request while it qualified a replacement card.

The inventory of raw materials and finished goods at hand exclusive to the adapter card shipments to Cisco amounts to approximately $0.3 million, before reserves, and is deemed necessary and/or sufficient for replacements in the field. Therefore, the impact on our inventory is not material.

Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and storage area network transport equipment is extremely competitive and we expect competition to continue to intensify in the future. Our primary sources of competition competitors include Adaptec, Intel Corporation, Interphase, CNT, Vixel, ADVA, Ciena, TransMode, Pandatel, Finisar, and MRV Communications. and many other companies. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater resources, name recognition and customer relationships than us. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenue.

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

Except for the fiscal year ending January 31, 2003, we incurred net losses over the recent past and may experience future losses. We have incurred losses from continuing operation during the twelve months ended January 31, 2004 of approximately $2.0 million, and for the years ended January 31, 2002 and 2001 of $10.77 million and $17.7 million, respectively. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

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

The time that our customers and potential customers require for testing and qualification before purchasing our networking products can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, the timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, can often be longer than one year. The length and variability of our sales cycle is beyond our control, including and is affected by, among other things,: our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

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

If our products do not fully interoperate with our customers' systems, installations will be delayed or cancelled or our products could be returned. Many of our customers require that our products be designed to interoperate with their existing networks, each of which may have different specifications and utilize a variety of protocols. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we are required to modify our product design to be compatible with our customers' systems to achieve a sale, it may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not fully interoperate with those of our customers' networks, installations could be delayed, orders for our products could be cancelled or our products could be returned, any of which could seriously harm our business.

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

Our business for storage area networking products may be seriously harmed if the market for storage area networking products does not develop as we expect. Our planned product offerings are focused on the needs of providers customers that service storage area networks. The market for storage area networking products is new, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the storage area networking industry is subject to rapid technological change and newer technology or products developed by others could render our products non-competitive or obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would be significantly reduced and our business will be seriously harmed.

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

Any claims of infringement of the intellectual property of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all; or redesign those the infringing products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

The markets that our products address are governed by regulations and evolving industry standards. The market for our products is highly regulated and industry standards are intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products in an effort to comply with those industry standards so that each particular product can be accepted by its intended customer and we are not aware of any standards based product modifications that are currently required. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. However, as the standards evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance could materially and adversely affect our business, operating results and financial condition.

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

We rely heavily on our management and board of directors, and the loss of any of their services could materially and adversely affect our business. Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Chief Executive Officer and President, Dr. Kanwar J.S. Chadha, and Vice Chairman and Chief Financial Officer, Dr. Davinder Sethi, and Mr. James Dziak, President of Microtek. The loss of Dr. Chadha, Dr. Sethi or Mr. Dziak or one or more other key members of our management or board of directors could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Our ability to pay cash compensation to retain key members of our management and board of directors is limited by our cash flows.

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

If our operating results in future quarters fall below the expectations of market makers, and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action lawsuits have often has been brought against a company following periods of volatility in the market price of its their securities. We may in the future be the target of similar lawsuits. Securities litigation lawsuits could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities. As of April 30, 2004, we had outstanding 13,900,720 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of March 31, 2004, we also had outstanding options and warrants that were exercisable for or convertible into approximately 3,929,313 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

None

(b)   Reports on Form 8-K

Our Form 8-K filed February 6, 2004 announcing our $500,000 bridge loan.

Our Form 8-K filed April 6, 2003 providing our fiscal year ended January 31, 2004 earnings release.

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

Date: June 14, 2004

SUBSIDIARIES OF THE REGISTRANT

Rixon Networks, Inc., a Delaware corporation

Sync Research, Inc., a Delaware corporation

Torrey Pines Networks, Inc., a Delaware corporation

Microtek Systems, Inc. a Wisconsin corporation

