Form 10QSB
period 2004-07-31
ENTRADA NETWORKS INC
filed 2004-09-17
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-QSB

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

5755 Oberlin Drive, Suite 204, San Diego, California 92121
(Address of principal executive office) (Zip Code)
(858) 597-1102
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No X

Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding

Common Stock, $.001 Par Value	September 10, 2004	15,430,076

Part I. Financial Information Item 1. Financial Statements

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 31, 2004	January 31, 2004
ASSETS	Unaudited

CURRENT ASSETS
Cash and equivalents	$208	$72
Short-term investments	50	-
Accounts receivable, net	674	561
Inventory, net	2,253	2,294
Prepaid expenses and other current assets	676	350
TOTAL CURRENT ASSETS	3,861	3,277
PROPERTY AND EQUIPMENT, NET	610	590
GOODWILL	1,135
OTHER ASSETS
Deposits	30	39
TOTAL OTHER ASSETS	30	39
TOTAL ASSETS	$5,636	$3,906
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt
Bank	169	65
Other-bridge loans	1,275	-
Total Short Term Debt	1,444	65
Accounts payable	787	383
Deferred Revenue	894	394
Other current and accrued liabilities	490	265
TOTAL CURRENT LIABILITIES	3,615	1,107
TOTAL LIABILITIES	3,615	1,107
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000 shares authorized; 15,430 shares issued and outstanding at July 31, 2004; 13,901 shares
issued and outstanding at January 31, 2004	15	13
Treasury Stock	(103)	(127)
Additional paid-in capital	52,876	52,001
Accumulated deficit	(50,767)	(49,088)
TOTAL STOCKHOLDERS' EQUITY	2,021	2,799
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,636	$3,906

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
	Three months ended		Six months ended
	July 31,		July 31,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
NET REVENUES
PRODUCT	$694	$1,847	$867	$4,233
SERVICES	369	206	576	528
TOTAL NET REVENUES	1,063	2,053	1,443	4,761
COST OF REVENUE
PRODUCT	514	1,219	787	2,619
SERVICES	191	73	255	169
TOTAL COST OF REVENUE	705	1,292	1,042	2,788
GROSS PROFIT	358	761	401	1,973
OPERATING EXPENSES
Selling and marketing	139	148	217	310
Engineering, research and development	245	362	484	681
General and administrative	626	509	1,029	962
Other operating expenses		281		341
TOTAL OPERATING EXPENSES	1,010	1,300	1,730	2,294
LOSS FROM OPERATIONS	(652)	(539)	(1,329)	(321)
OTHER CHARGES/INCOME
Interest expense, net	(291)	(7)	(351)	(7)
Other income	-	-	1	15
TOTAL OTHER CHARGES/ INCOME	(291)	(7)	(350)	8
NET LOSS	$(943)	$(546)	$(1,679)	$(313)
LOSS PER COMMON SHARE:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	15,171	13,318	14,529	13,149
DILUTED	15,171	13,318	14,529	13,149
BASIC AND DILUTED NET LOSS PER COMMON SHARE
BASIC	$(0.06)	$(0.04)	$(0.12)	$(0.02)
DILUTED	$(0.06)	$(0.04)	$(0.12)	$(0.02)
See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
(In Thousands)	July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	Unaudited	Unaudited
Net loss	$(1,679)	$(313)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	177	300
Accounts receivable and inventory reserve changes	(523)	(139)
Non-cash interest expense	176	-
Non-cash change in s/t investment	-	(8)
Changes in assets and liabilities net of effects of business entity acquisition:
Decrease in accounts receivable	544	749
Decrease in inventories	600	5
Decrease in prepaid and other current assets	(36)	276
Increase (decrease) in accounts payable	385	(214)
Decrease in accrued expenses	(143)	(195)
Decrease in deferred revenue net of acquisition	(196)	(160)
NET CASH (USED IN)/ PROVIDED BY CONTINUING
OPERATING ACTIVITIES:	(695)	301
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of treasury stock	-	(127)
Purchase of property and equipment	11	(4)
Cash paid for acquisition, net of cash acquired	750
NET CASH USED IN INVESTING ACTIVITIES	(761)	(131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments)	104	(76)
Proceeds from Notes	1,500	-
Non cash Deferred financing costs	(12)	-
Repayment of capital lease obligations	-	(52)
NET CASH PROVIDED BY / USED IN FINANCING ACTIVITIES	1,592	(128)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	136	42
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	72	808
CASH AND CASH EQUIVALENTS - END OF PERIOD	$208	$850
See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Entrada Networks, Inc., through its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), is in the business of developing, marketing and selling products and services for the network connectivity segments. Our Torrey Pines Networks ("Torrey Pines") subsidiary designs, manufactures, markets and sells storage area network ("SAN") and metropolitan area network transport products. In addition, through its wholly owned Microtek Systems subsidiary that it acquired in May 2004, it provides solutions for security, digital imaging, information infrastructures, storage and disaster recovery. Our Rixon Networks ("Rixon") subsidiary manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. And, our Sync Research ("Sync") subsidiary designs, manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three and six months ended July 31, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2004 and for the three and six months ended July 31, 2004 and 2003, have been made. The results of operations for the six months ended July 31, 2004 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$ (943)	$ (546)	$ (1,679)	$ (313)
Add: Stock based employee compensation expense	48	-	68	-
Deduct: Total stock based employee compensation
expense determined under fair value method	(159)	(16)	(170)	(205)
Pro forma income (loss) per share:	(1,054)	(562)	(1,781)	(518)
Basic and diluted EPS as reported	$(0.06)	$(0.04)	$(0.12)	$(0.02)
Pro forma basic and diluted EPS	$(0.07)	$(0.04)	$(0.12)	$(0.04)

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

BALANCE SHEET DETAIL

Consolidated inventories at July 31, 2004 and January 31, 2004 consist of:

	July 31, 2004	January 31, 2004
Raw material	$2,398	$3,002
Work in process	70	61
Finished goods	2,673	2,642
	5,141	5,705
Less: valuation reserve	(2,888)	(3,411)
Net Inventories	$2,253	$2,294

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

STOCKHOLDERS’ EQUITY

We are authorized to issue the following shares of stock:
50,000,000 shares of Common Stock
  2,000,000 shares of Preferred Stock

During the quarter ended July 31, 2004, the Company issued 5,000,000 warrants in connection with the placement of $1.5 million in debt. The warrants were valued using the Black-Scholes method using the following parameters:

Risk free interest rate:	4.5%
Stock volatility:	183%
Expected dividend yield:	0.0%

The relative fair value of these warrants of $470 thousand was recorded as deferred financing costs. The deferred financing cost related to the warrants will be amortized over the one year life of the short-term debt issued May 14, 2004.

EARNINGS PER SHARE CALCULATION

The following data show the amounts used in computing basic earnings per share for the three and six months ended July 31, 2004 and 2003.

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss) available to common
stockholders used in basic and diluted EPS	$(943)	$(546)	$(1,679)	$(313)
Weighted average number of common shares
used in basic EPS	15,170,817	13,317,972	14,528,790	13,149,222

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

We had net loss of $(943) and $(1,679), respectively, for the three month and six month period ended July 31, 2004 and a net loss of $(546) and $(313), respectively, for the three month and six month period ended July 31, 2003. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS.

Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 930,946 and 843,195 for the three and six months ended July 31, 2004 and 999,068 and 846,752 for the three and six months ended July 31, 2003, respectively.

COMMITMENTS AND CONTINGINCIES

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible borrowing base. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.75% at July 31, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred financing cost was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2004. In March 2003, the bank increased our eligible receivables limit to 80% of eligible accounts receivable. On April 19, 2004, our bank lowered our required minimum tangible net worth to $2.5 million. As of July 31, 2004, we were not in compliance with our required minimum tangible net worth covenant and are working with the bank to bring the Company back into compliance.

 In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others and consequently the company does not expect warranty cost to have a material effect on the Company’s financial statements

Under its bylaws, the Company is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. In addition, the Company has indemnification agreements with four of its directors that requires, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporation Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of July 31, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2004.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

In the merger agreement between Sync Research and our former parent, Sorrento Networks Corporation, Sorrento agreed to indemnify and hold us harmless against any liability arising after the merger in connection with the termination of a certain frozen defined pension plan maintained by Rixon Networks. A consultant retained by Sorrento and by the successor corporation to the entity from whom Sorrento originally purchased the company that became Rixon Networks, had advised them that the cost of termination of the pension plan in question could be in excess of $3 million. In the opinion of our special counsel, we are not responsible for this termination cost and our obligation is to oversee the administration of the plan.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at July 31, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

At July 31, 2004, Wisconsin Compensation Bureau accounted for 13.4%, of net receivables. At January 31, 2004 IntegraSys accounted for 62.0% and Ingram Micro accounted for 14.0% of net receivables.

Customers accounting for more than 10% of net revenues during the quarters ended July 31, 2004 and 2003 were:

	July 31,	July 31,
	2004	2003
Cisco	-	46.9%
Computer Overseas Corp	-	10.6%
Celestica	-	10.3%
Geico	18.4%	-

On May 14, 2004, Torrey Pines Networks, the Company’s subsidiary, acquired Microtek Systems, Inc. (Microtek), a leading provider of security, digital imaging, information infrastructures and storage solutions. Microtek was a privately held Milwaukee, Wisconsin based corporation. Microtek is built on core competencies of engineering strength, proprietary software and service quality to offer highly specialized services in consulting, assessment, and solutions to challenges in security, digital imaging, storage, and information infrastructures. It has an installed customer base across financial, healthcare and insurance sectors, particularly among clients in the mid-west. The combined companies will provide a diversified suite of integrated service products and solutions.

Under the terms of this acquisition, we acquired all of the issued capital stock of Microtek. The purchase price of $1,219,419 was determined as follows:

Cash paid	$750,000
Note payable	150,000
Common stock - non cash (1,302,083 shares)	250,000
Direct transaction costs	69,419
Total purchase price	$1,219,419

The fair value of the Company’s stock was determined based on 1,302,083 shares issued and priced using the closing price on the date of the acquisition.

The allocation of the purchase price to the assets acquired and the liabilities assumed based on their fair values are as follows:

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Assets Acquired
Cash acquired	$307,793
Accounts receivable, net	590,599
Inventory, net	37,071
Prepaid expenses and other current assets	321,209
Property and equipment, net	206,997
Goodwill	1,134,866
Total Assets Acquired	2,598,535
Liabilities Assumed
Accounts payable	(365,734)
Short term debt	(11,708)
Accrued liabilities	(306,059)
Deferred revenue	(695,615)
Total Liabilities Assumed	(1,379,116)
Total Purchase Price	$1,219,419

An allocation of $1,134,866 to Goodwill has been made. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

There was no acquired in-process research and development in the Microtek acquisition and accordingly no expenses have been charged to the Company’s operations.

The following attributes of the acquisition of Microtek were considered significant factors to the establishment of the purchase price resulting in the recognition of goodwill:

•	Its solution sales include certain additional products and technologies that shall allow us to make more comprehensive products and services sales, and pursue expanded market opportunities.

•	The ability to hire its workforce which includes a number of experienced engineering, sales and technical staff with specialized knowledge of the sectors in which we plan to operate.

•	Operating synergies are anticipated to arise and are likely to include cost savings.

Microtek’s operations have been included in the company’s financial results from the date of acquisition through the balance of the quarter ended July 31, 2004.

OPERATING SEGMENT INFORMATION

Geographical Information

The table below presents external revenues based on the locations of the customer:

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

	Three months ended July 31,		Six months ended July 31
	2004	2003	2004	2003
Net Revenues:
United States	$1,063	$1,971	$1,387	$4,557
Europe	--	82	56	204
Other	--	--	--	--
Total net revenues	$1,063	$2,053	$1,443	4,761

Products and Service Revenue

The table below presents external revenues for groups of similar products and services:

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net Revenues:
Network adapter cards	$32	$1,695	$130	$3,957
Solution sales	607	-	607	-
Frame relay network products	55	152	130	276
Service and support	369	206	576	528
Total net revenue	$1,063	$2,053	$1,443	$4,761

Supplemental Financial Information

There were no intersegment revenues.

Three Month Segment Financial Information ended July 31, 2004:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Quarter ended July 31, 2004
Total Revenues	$35	$250	$778	$1,063

Net Income (loss)	(904)	42	(80)	(943)

Depreciation and amortization expense	35	13	41	89
Inventory reserve additions	-	-	-	-
Capital asset additions	-	6	-	6
Total Assets	$2,105	$455	$3,076	$5,636

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Six Month Segment Financial Information ended July 31, 2004:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Six months ended July 31, 2004
Total Revenues	$165	$500	$778	$1,443

Net Income (loss)	(1,598)	118	(199)	(1,679)

Depreciation and amortization expense	68	26`	83	177
Inventory reserve additions	-	-	-	-
Capital asset additions	5	6	-	11
Total Assets	$2,105	$455	$3,076	$5,636

Three Month Segment Financial Information ended July 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Quarter ended July 31, 2003
Total Revenues	$ 1,695	$ 358	$ -	2,053

Net Income (loss)	(530)	90	(106)	(546)

Depreciation and amortization expense	95	14	41	150
Inventory reserve additions	(36)	-	-	(36)
Capital asset additions	4	-	-	4
Total Assets	$ 4,356	$ 1,455	$ 721	$ 6,532

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands, except per share amounts)

Six Month Segment Financial Information ended July 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Six months ended July 31, 2003
Total Revenues	$ 3,957	$ 804	-	$ 4,761

Net Income (loss)	(329)	203	(187)	(313)

Depreciation and amortization expense	185	32	83	300
Inventory reserve additions	(10)	-	-	(10)
Capital asset additions	4	-	-	4
Total Assets	$ 4,356	$ 1,455	$ 721	$ 6,532

5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated unaudited financial statements and related notes thereto. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented. For the three and six months ended July 31, 2004 the consolidated unaudited financial statements also include the results of Microtek Systems from the date of its acquisition, May 14, 2004.

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

As a prime example of the manifestation of our strategy, we acquired Microtek Systems in May 2004. Microtek provides solutions for security, digital imaging, information infrastructures, storage and disaster recovery. It has an installed customer base across financial, healthcare and insurance sectors, particularly among clients in the mid-west. Microtek showed revenues of $3.5 million for the twelve months ended December 31, 2003. From the acquisition date of May 14, 2004 to the quarter ended July 31, 2204, Microtek showed revenues of $778 thousand and net income of $75 thousand.

Commercialize Torrey Pines’ optical Silverline™ SAN and metropolitan area networks transport product line. Support and expand the security, storage and digital imaging solutions offered by Torrey Pines and enhance its revenue and profitability.

Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead. And, maintain superior service and support for our Sync legacy products to sustain our recent Sync profitable track record.

Results of Operations/Comparison of the Three Months Ended July 31, 2004 and 2003

Net revenues. Net revenues were $1.1 million for the three months ended July 31, 2004, compared with $2.1 million for the three months ended July 31, 2003. The decrease in net revenues resulted primarily from Cisco Systems, Inc. discontinued purchasing from us certain products partially offset by the revenues from our Torrey Pines subsidiary’s acquisition of Microtek.

Our Sync Research net revenues from the frame relay and service business declined 30.2% to $0.3 million for the three months ended July 31, 2004 compared to $0.4 million net revenues for the three months ended July 31, 2003. The largest portion of the drop for the three months just ended came from a 72.2% drop in service net revenues from reduced service contracts from our legacy products. Our Sync Research product revenues decreased 55.6% compared to three months ended July 31, 2004 and 2003.

Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased 98.6% to $55 thousand for the three months ended July 31, 2004 from $2.3 million the three months ended July 31, 2003. This was primarily due to Cisco Systems, Inc. discontinued purchasing from us.

Our Torrey Pines Networks revenues increased from zero to $0.8 million. These revenues came primarily from solution sales of storage, disaster recovery and security digital imaging products and services by Microtek Systems.

Gross profit. Cost of our manufactured product revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Cost of our solutions revenue consists principally the cost of products. Overall gross profit declined to $358 thousand for the quarter ended July 31, 2004 from $.8 million for the quarter ended July 31, 2003. Our gross margin decreased to 33.7% for the three months ended July 31, 2004 as compared to 37.1% for the three months ended July 31, 2003. This is primarily due to fixed manufacturing costs and the loss of revenue partly offset by the higher margin realized on revenue from Torrey Pines’ Microtek subsidiary.

Our Sync Research gross profit of $0.1 million for the quarter ended July 31, 2004 dropped by $0.1 million or 60.7% compared to $0.2 million for the quarter ended July 31, 2003. This was primarily due to lower service revenues offset partially by lower costs.

Our Rixon Networks negative gross profit of $97 thousand for the quarter ended July 31, 2004 compared to a positive gross profit of $1.0 million for the quarter ended July 31, 2003. This again relates primarily to the loss of Cisco Systems, Inc as a customer.

Our Torrey Pines Networks’ gross profit of $0.4 million was primarily from the acquisition of Microtek.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses were essentially the same dollar amount at $139 thousand, or 13.1% of net revenues for the quarter ended July 31, 2004, compared to $148 thousand 7.2% of net revenues for the quarter ended July 31, 2003. The increase in selling and marketing percentage was primarily due to the lower revenues.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.2 million, or 23.0% of net revenues, for the quarter ended July 31, 2004, compared with $0.4 million, or 17.6% of net revenues, for the quarter ended July 31, 2003. The increase in research and development percentage was primarily due to the lower revenues.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased approximately $0.1 million to $0.6 million or 58.9% of net revenues for the quarter ended July 31, 2004 compared to $0.5 million, or 24.8 % of net revenues, for the quarter ended July 31, 2003.

Other operating expenses. Other operating expenses for the three months ended July 31, 2004, were $0.0 million compared with $0.3 million or 13.7% of net revenues for the three months ended July 31, 2003. The amount in the prior year fiscal 2004 was for our unoccupied facility in Annapolis Junction, MD.

 Income taxes. There was no provision for income taxes for the three-month periods ended July 31, 2004 and 2003. At July 31, 2004, our deferred income tax assets consist of net operating loss carry forwards. At July 31, 2004 the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively.

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

The benefit of the Company's operating loss carry forwards has been reduced 100% by a valuation allowance at July 31, 2004 and January 31, 2004.

Results of Operations/Comparison of the Six Months Ended July 31, 2004 and 2003

Net revenues. Net revenues were $1.4 million for the six months ended July 31, 2004, compared were $4.8 million for the six months ended July 31, 2003. The 70.8% or $3.4 million decrease in net revenue in the six months ended July 31, 2003 resulted primarily from $3.8 million reductions in our Rixon product shipments (primarily to Cisco) and a $0.2 million decrease in our Sync Research support contracts for our frame relay customers partially offset by an increase in Torrey Pines’ revenues of $0.8million.

Gross profit. Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $0.4 million and $2.0 million for the six month period ended July 31, 2004 and 2003. Our gross margin was 27.8% for the six months ended July 31, 2004, compared with 41.4% for the six months ended July 31, 2003. The decline in gross margins resulted primarily from lower product shipments in Rixon partially offset by lower overall manufacturing and customer service costs and the Torrey Pines acquisition of Microtek, Inc.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to revenue representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.2 million, or 15.0% of net revenue for the six months ended July 31, 2004, from $0.3 million and 6.5% of net revenue for the six months ended July 31, 2003. The dollar amount of decrease in selling and marketing expense was primarily due to the cost cutting efforts and lower commissions paid on sales in all the segments.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.5 million, or 33.5% of net revenue, for the six months ended July 31, 2004, compared with $0.7 million, or 14.3% of net revenue, for the six months ended July 31, 2003. The dollar amount of decrease in research and development expenses was primarily due to the cost cutting efforts in all the segments.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses remained the same expense at $1.0 million, or 71.3% of net revenue, for the six months ended July 31, 2004 compared to $1.0 million, or 20.2% of net revenue, for the six months ended July 31, 2002. The increase in general and administrative expense as percentage of revenue was primarily due to a decline in base revenue.

Other operating expenses. Other operating expenses for the six months ended July 31, 2004, were $0.0 million compared to $0.3 million for the six months ended July 31, 2003.. The expense for the six months ended July 31, 2003 was due to a lease termination agreement for the facility effective July 31, 2003. The lease was to otherwise expire in October 2004.

Income taxes. There was no provision for income taxes for the six-month periods ended July 31, 2004 and 2003. At July 31, 2004, our deferred income tax assets consist of net operating loss carry forwards. At July 31, 2004, the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively.

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

Liquidity and Capital Resources

Our working capital was $0.3 million at July 31, 2004, a decrease of $3.4 million from the $2.1 million at January 31, 2003. Cash flow used by operations was $696 during the six months ended July 31, 2004 compared with $301 provided by operations for the six months ended July 31, 2003. The decrease in cash flows provided by operations reflects a net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances as well as a decrease in accounts receivable. During the six months ended July 31, 2004, operating cash flow reflected increases in cash used for accrued expenses. During the six months ended July 31, 2003, operating cash flow reflects cash used for accounts payables, accrued expenses and in other current liabilities offset by a decrease in inventories.

Our investing activities consist primarily of purchases of property, plant and equipment and treasury stock transactions. Cash investments activities in the six months ended July 31, 2004 were $11 thousand for the purchase of property, plant and equipment and $750 thousand for the acquisition of Microtek Systems.

Our financing activities during the six months ended July 31, 2004 provided cash flows of $1.6 million, primarily in connection with short-term bank and debt raised through the issuance of promissory notes totaling $1.5 million that mature on January 29, 2005 for the acquisition of Microtek Systems.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible borrowing base. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (6.75% at July 31, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred financing cost was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. The credit facility will expire on October 31, 2004. In March 2003, the bank increased our eligible receivables limit to 80% of eligible accounts receivable. On April 19, 2004, our bank lowered our required minimum tangible net worth to $2.5 million. As of July 31, 2004, we were not in compliance with our required minimum tangible net worth covenant and are working with the bank to bring the Company back into compliance.

Outstanding borrowings against this line of credit were $104 thousand at July 31, 2004. We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements through fiscal 2005. We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Since we account for and report our physical inventory at the "lower of cost or market", and such inventory comprises 58.4% of our current assets and 40% of total assets at July 31, 2004, we carefully evaluate the market value of that inventory on a continual basis. In a business such as ours, wherein we are stocking replacement parts to satisfy a customer's unknown needs, determining obsolescence is an inherently subjective process. Adjustments to obsolescence reserves are made based on judgments of market value that are supported by our best estimates of the future salability of specific items in that inventory.

•	Accounts receivable balances are evaluated on a continual basis and allowances are provided for potentially uncollectable accounts based on management's estimate of the collectability of customer accounts. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

The following table presents, at July 31, 2004, our obligations and commitments to make future payments under contracts and contingent commitments.
	Contractual Obligations (In thousands)
	Payment Due by Period as of July 31, 2003
		Less than	1-3	4-5	After 5
	Total	1Year	Years	Years	Years

Short Term Debt	$1,604	$1,604	$-	$-	$-
Operating Leases	342	113	229	-	-
Total Contractual Cash Obligations	$1,946	$1,717	$229	$-	$-

Our equity compensation plan and outstanding warrant information as of July 31, 2004 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity Compensation Plans Approved by Security Holders	3,583,158	$0.96	1,162,583

Equity Compensation Plans Not Approved by Security Holders *	5,575,757	$0.22	-
Total	9,158,915	$0.51	1,162,583

* Represents 500,000 warrants issued to SBI Partners IV, LLC and 75,757 warrants issued to Silicon Valley Bank to acquire our common stock. Also, SBI Brightline IV, LLC and Brightline Bridge Partners I, LLC received in May 2004, three year warrants to purchase 3,450,000 and 1,550,000 common stock shares, respectively, exercisable at $0.16 per common share.

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

Commitment by outside Investors

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

On May 14, 2004 the Company entered into Stock Purchase Agreements with SBI Brightline IV LLC, and Trilogy Investment Fund I, LLC ("Purchasers"). Subject to the terms of the Agreements the Company may issue and sell to the Purchasers and the Purchasers shall purchase from the Company up to 9,000,000 shares of common stock in four tranches as defined below:

TRANCHE SCHEDULE

Tranche	Number of Tranche Shares to be Purchased by SBI Brightline IV	Purchase Price		Number of Tranche Shares to be Purchased by Trilogy Investment Fund I	Purchase Price
First Tranche	1,500,000	$300,000 ($0.20 per share	)	750,000	$150,000 ($0.20 per share	)
Second Tranche	1,500,000	$412,500 ($0.275 per share	)	750,000	$150,000 ($0.20 per share	)
Third Tranche	1,500,000	$412,500 ($0.275 per share	)	750,000	$206,250 ($0.275 per share	)
Fourth Tranche	1,500,000	$450,000 ($0.30 per share	)	750,000	$206,250 ($0.275 per share	)
TOTAL	6,000,000	$1,575,000		3,000,000	$712,500

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

On May 14, 2004, Torrey Pines Networks, the Company’s subsidiary, acquired Microtek Systems, a leading provider of security, digital imaging, information infrastructures and storage solutions. Microtek was privately held and is based in Milwaukee, Wisconsin. Under the terms of this acquisition, we acquired all of the issued capital stock of Microtek for $750,000 in cash, $250,000 in promissory notes, 1,302,083 shares of our common stock, and other consideration

 Microtek is built on core competencies of engineering strength, proprietary software and service quality to offer highly specialized services in consulting, assessment, and solutions to challenges in security, digital imaging, storage, and information infrastructures. It has an installed customer base across financial, healthcare and insurance sectors, particularly among clients in the mid-west. Microtek showed revenues of approximately $3.5 million for the twelve months ended December 31, 2003. It is headquartered in Milwaukee, Wisconsin and currently has seventeen employees.

Certain Cautionary Statements

Certain statements in this document, including statements in the "Risk Factors," "Our Business," and Management’s Discussion and Analysis of Financial Condition and Results of Operations" sections, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but rather reflect current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, including those set forth in the "Risk Factors" section of this document, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of our current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, our ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in this document.

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

RISK FACTORS

These factors are discussed generally in greater detail under the caption "Risk Factors" in our Annual Report on Form 10-K, filed May 14, 2004.

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

Our strategy and focus to increasingly focus on the operations of Torrey Pines Networks and restore the operations of Rixon Networks to profitability involves risk and may not be successful. We have increasingly focused on the operations of Torrey Pines Networks’, both on products and services offered through Microtek Systems and product development efforts in the Storage Area Network and metropolitan network transport products marketplace. However, we have also focused on restoring the operations of Rixon Networks to profitability. We may be unsuccessful with this strategy. We may also not be unsuccessful in commercialization of our optical Silverline™ SAN and MAN transport product line. And, we may not be able to bring the operations of Rixon Networks’ operation back to profitability through increased sales efforts and reduced overhead.

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

Our business for storage area networking products may be seriously harmed if the market for storage area networking products does not develop as we expect. Our planned product offerings are focused on the needs of provider’s customers that service storage area networks. The market for storage area networking products is well established, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the storage area networking industry is subject to rapid technological change and newer technology or products developed by others could render our products non-competitive or obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would be significantly reduced and our business will be seriously harmed.

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

Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities. As of July 31, 2004, we had outstanding 15,430,076shares of common stock, a substantial portion of which were unrestricted, were eligible for resale without registration under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership cap limitations that apply to some holders of our derivative securities, as of July 31, 2004, we also had outstanding options and warrants that were exercisable for or convertible into approximately 1,158,915 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Our Form 8-K filed May 17, 2004 announcing our $100,000 bridge loan.
Our Form 8-K filed May 19, 2004 announcing our acquisition of Microtek Systems, Inc.
Our Form 8-K filed May 25, 2004 announcing our agreement to receive $2.3million in equity financing.
Our Form 8-K filed May 26, 2004 announcing our interim financing and included the agreements.
Our Form 8-K/A filed July 28, 2004 provided financial information on our acquisition of Microtek, Inc.
Our Form 8-K/A filed July 29, 2004 provided additional financial information on our acquisition of Microtek, Inc.

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

ENTRADA NETWORKS, INC.

By: _/s/ Davinder Sethi_
   Davinder Sethi, Ph.D.
    Chief Financial Office
   Principal Accounting Officer

Date: September  16, 2004

SUBSIDIARIES OF THE REGISTRANT

Rixon Networks, Inc., a Delaware corporation

Sync Research, Inc., a Delaware corporation

Torrey Pines Networks, Inc., a Delaware corporation