Form 10QSB
period 2004-10-31
ENTRADA NETWORKS INC
filed 2004-12-15
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________
_________________
Commission file number: 000-26952

ENTRADA NETWORKS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	33-0676350
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5755 Oberlin Drive, Suite 204, San Diego, California 92121
(Address of principal Executive Offices)
(858) 597-1102
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of December 1, 2004 was 15,430,076.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

- -

Part I. Financial Information Item 1. Financial Statements
ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, except per share amounts)

October 31, 2004		January 31, 2004
ASSETS	Unaudited

CURRENT ASSETS
Cash and equivalents	$112	$72
Accounts receivable, net	977	561
Inventory, net	2,180	2,294
Prepaid expenses and other current assets	633	350
TOTAL CURRENT ASSETS	3,902	3,277
PROPERTY AND EQUIPMENT, NET	583	590
GOODWILL	1,135
OTHER ASSETS
Deposits	31	39
TOTAL OTHER ASSETS	31	39
TOTAL ASSETS	$5,651	$3,906
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt
Bank	320	65
Other	1,416
Total Short Term Debt	1,736	65
Accounts payable	692	383
Deferred Revenue	957	394
Other current and accrued liabilities	407	265
TOTAL CURRENT LIABILITIES	3,792	1,107
TOTAL LIABILITIES	3,792	1,107
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000 shares authorized; 15,430 shares issued and outstanding at October 31, 2004; 13,901shares issued
and outstanding at January 31, 2004	15	13
Treasury Stock	(87)	(127)
Additional paid-in capital	53,389	52,001
Accumulated deficit	(51,458)	(49,088)
TOTAL STOCKHOLDERS' EQUITY	1,859	2,799
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,651	$3,906

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share amounts)
	Three months ended		Nine months ended
	October 31,		October 31,
	2004	2003	2004	2003
	Unaudited	Unaudited	Unaudited	Unaudited
NET REVENUES
PRODUCT	$910	$695	$1,777	$4,927
SERVICES	630	236	1,206	765
TOTAL NET REVENUES	1,540	931	2,983	5,692
COST OF REVENUE
PRODUCT	526	481	1,313	3,099
SERVICES	292	77	547	247
TOTAL COST OF REVENUE	818	558	1,860	3,346
GROSS PROFIT	722	373	1,123	2,346
OPERATING EXPENSES
Selling and marketing	139	80	356	390
Engineering, research and development	193	260	677	941
General and administrative	670	258	1,699	1,220
Other operating expenses	-	-	-	341
TOTAL OPERATING EXPENSES	1,002	598	2,732	2,892
LOSS FROM OPERATIONS	(280)	(225)	(1,609)	(546)
OTHER CHARGES/ INCOME
Interest expense, net	(410)	(5)	(761)	(12)
Other income	-	-	1	15
TOTAL OTHER CHARGES/ INCOME	(410)	(5)	(760)	3
NET LOSS	$(690)	$(230)	$(2,369)	$(543)
LOSS PER COMMON SHARE:
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	15,430	13,901	14,831	13,402
DILUTED	15,430	13,901	14,831	13,402
BASIC AND DILUTED NET LOSS PER COMMON SHARE
BASIC	$(0.04)	$(0.02)	$(0.16)	$(0.04)
DILUTED	$(0.04)	$(0.02)	$(0.16)	$(0.04)
See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS	Nine Months Ended
(In Thousands)	October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	Unaudited	Unaudited
Net loss	$(2,369)	$(543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	268	425
Provision for accounts receivable and inventory reserve changes	-	(500)
Non-cash interest expense	455	-
Non-cash change in s/t investment	-	(8)
Non-cash disposal of fully depreciated property and equipment	(66)	-
Changes in assets and liabilities net of effects of business entity acquisition:
Decrease in accounts receivable	240	979
Decrease in inventories	150	401
Decrease in prepaid and other current assets	24	456
Increase (decrease) in accounts payable	342	(524)
Decrease in accrued expenses	(226)	(501)
Decrease in deferred revenue net of acquisition	(134)	-
Decrease in other current liabilities	-	(336)

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATING ACTIVITIES:	(1,316)	(151)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of treasury stock	-	(128)
Purchase of property and equipment	(63)	(4)
Cash paid for acquisition, net of cash acquired	(700)	-

NET CASH USED IN INVESTING ACTIVITIES	(763)	(132)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments)	255	(228)
Proceeds from Notes	1,875	-
Non cash Deferred financing costs	(11)	-
Repayment of capital lease obligations	-	(68)

NET CASH PROVIDED BY/ (USED) IN FINANCING ACTIVITIES	2,119	(296)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40	(579)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	72	808

CASH AND CASH EQUIVALENTS - END OF PERIOD	$112	$229
See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC. AND SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

Entrada Networks, Inc., through its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), is in the business of developing, marketing and selling products and services for the network connectivity segments. Our Torrey Pines Networks ("Torrey Pines") subsidiary designs, manufactures, markets and sells storage area network ("SAN") and metropolitan area network transport products. In addition, through its wholly owned Microtek Systems subsidiary that it acquired in May 2004, it provides solutions for security, digital imaging, information infrastructures, storage and disaster recovery. Our Rixon Networks ("Rixon") subsidiary manufactures, markets and sells a line of fast and gigabit Ethernet products that are incorporated into the remote access and other server products of Original Equipment Manufacturers ("OEM"). In addition, some of its products are deployed by telecommunications network operators, applications service providers, internet service providers, and the operators of corporate local area and wide area networks for the purpose of providing access to and transport within their networks. And, our Sync Research ("Sync") subsidiary manufactures, markets, sells and services frame relay products for some of the major financial institutions in the U.S. and abroad.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    Entrada Networks, Inc., the "Company," "We," "Our" or "Us," has prepared, without audit, the accompanying financial data for the three and nine months ended October 31, 2004 and 2003 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 2004.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, expenses, and the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2004 and for the three and nine months ended October 31, 2004 and 2003, have been made. The results of operations for the nine months ended October 31, 2004 are not necessarily indicative of the operating results for the full year.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$(690)	$(230)	$(2,369)	$(543)
Add: Stock based employee compensation expense	13	-	69	-
Deduct: Total stock based employee compensation
expense determined under fair value method	(174)	(16)	(156)	(221)

Pro forma income (loss) per share:	$(851)	$(246)	$(2,456)	$(764)
Basic and diluted EPS as reported	$(0.04)	$(0.02)	$(0.16)	$(0.04)
Pro forma basic and diluted EPS	$(0.06)	$(0.02)	$(0.17)	$(0.06)

Recent Accounting Pronouncements

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

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

BALANCE SHEET DETAIL

Consolidated inventories at October 31, 2004 and January 31, 2004 consist of:

	October 31, 2004	January 31, 2004
Raw material	$2,664	$3,002
Work in process	122	61
Finished goods	1783	2,642

	4,569	5,705
Less: valuation reserve	(2,389)	(3,411)

Net Inventories	$2,180	$2,294

TREASURY STOCK

    During September 2004, the Company re-issued 125,000 of our 192,948 treasury shares at cost to Core Capital Holdings, LLC for payment of fees in connection with the short-term debt issued in May 2004. The fair value of the re-issued treasury shares are included in deferred financing costs in the amount of $16. We had 67,948 treasury shares at October 31, 2004.

STOCKHOLDERS’ EQUITY

    We are authorized to issue the following shares of stock:
        50,000,000 shares of Common Stock
        2,000,000 shares of Preferred Stock

During the quarter ended October 31, 2004, the Company issued 15,000,000 warrants in connection with the placement of $750 in debt and 10,000,000 warrants in connection with the Trilogy letter of engagement filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2004. The warrants were valued using the Black-Scholes method using the following parameters:

Risk free interest rate:	4.75%
Stock volatility:	183%
Expected dividend yield:	0.0%

    The relative fair value of these warrants relating to the $750 note of $237 was recorded as deferred financing costs. The deferred financing cost related to the warrants will be amortized over the six (6) month life of the short-term debt issued October 4, 2004.

EARNINGS PER SHARE CALCULATION

    The following data show the amounts used in computing basic earnings per share for the three and nine months ended October 31, 2004 and 2003.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income (loss) available to common
stockholders used in basic and diluted EPS	$(690)	$(230)	$(2,369)	$(543)
Weighted average number of common shares
used in basic EPS	15,430,076	13,900,720	14,831,411	13,402,474

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

    We had net loss of $690 and $2,369, respectively, for the three month and nine month period ended October 31, 2004 and a net loss of $230 and $543, respectively, for the three month and nine month period ended October 31, 2003. Accordingly, the effect of dilutive securities including vested and non-vested stock options to acquire common stock are not included in the calculation of EPS.

    Options to purchase common shares that were outstanding but were not included in the computation of diluted earnings per shares because their exercise price was greater than the average market price of the common shares for the period each option was outstanding were 3,235767 and 2,577,900 for the three and nine months ended October 31, 2004 and 2,134,345 and 902,682 for the three and nine months ended October 31, 2003, respectively.

COMMITMENTS AND CONTINGENCIES

On January 30, 2004, we borrowed an aggregate of $500 from Hong Kong League Central Credit Union ("HKL"), HIT Credit Union ("HIT") and Shelly Singhal. In connection with this transaction, we issued a warrant to SBI Advisors, LLC ("SBI") to purchase 400,000 shares of our common stock and a warrant to purchase 100,000 shares of our common stock to Shelly Singhal. The warrants have an exercise price of $0.35 per share and expire on February 5, 2007. Mr. Singhal has assigned his rights with respect to 25,000 of our shares issuable upon exercise of the warrant issued to Mr. Singhal to each of Jon Buttles and Matt McGovern. All of our shares of common stock issuable upon the exercise of the warrants issued in this debt financing are being registered for resale pursuant to a registration statement on Form SB-2 we filed on November 26, 2004. The funds from this debt financing were used primarily for working capital.

On May 14, 2004, we borrowed an additional $1,000 from HKL and Brightline Bridge Partners I, LLC ("Brightline"). In connection with this transaction, we issued a warrant to purchase 3,450,000 of our shares of common stock to SBI Brightline IV, LLC ("SBI Brightline") and a warrant to purchase 1,550,000 shares of our common stock to Brightline. The warrants have an exercise price of $0.16 per share and will expire on May 13, 2007. In addition, we issued 125,000 shares of our common stock for advisory fees in connection with the transaction, which shares are held of record by Core Capital Holdings, LLC. Brightline has assigned its rights under the warrant issued to Brightline.

On October 4, 2004, we borrowed an additional $750 from HKL. In connection with this transaction, we issued a warrant to SBI, or its designees, to purchase 15,000,000 shares of our common stock at a per share exercise price of $0.10. SBI has designated Jon Buttles, David F. Evans, Crestwood Children’s Trust and McGovern Living Trust (dated September 28, 2004) to each receive a warrant to purchase 3,750,000 shares of our common stock. We are registering the shares issuable upon exercise of these warrants for resale pursuant to a registration statement on Form SB-2 we filed on November 26, 2004. The funds from this debt financing will be used primarily for working capital and the reduction of our outstanding debt.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible borrowing base. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (7.25% at October 31, 2004). In connection with the line of credit, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54 at the time of issuance. The $54 of deferred financing cost was amortized as interest expense over the twelve month term of the credit arrangement in the fiscal year 2002. The credit arrangement is subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. In March 2003, the bank increased our eligible receivables limit to 80% of eligible accounts receivable. On April 19, 2004, our bank lowered our required minimum tangible net worth to $2.5 million. As of October 31, 2004, the bank had waived the tangible net worth covenant until December 17, 2004. The credit facility expired on October 31, 2004 but its maturity was extended to December 17, 2004 to provide time to renew the credit facility. The bank has agreed to amend the current loan facility and will provide a new one.

    We have suffered recurring losses from operations, but as of October 31, 2004 we had a positive working capital of $110. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives and filed on November 26, 2004, an SB-2 to register 30,500,000 shares of our common stock for the warrants we have issued. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in restructuring all or the necessary and required portion of the debt repayments due in January and March 2005 in the aggregate principal amounts of $1.125 million and $750, respectively, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and to our stockholders.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

    In the event we are not able to raise sufficient cash to fund our operations for three months beyond January 31, 2006, our independent auditor has indicated to us that its opinion on the January 31, 2005 financial statements will express substantial doubt about our ability to continue as a going concern. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be diluted.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others and consequently the company does not expect warranty cost to have a material effect on the Company’s financial statements

    Under its bylaws, the Company is obligated to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. In addition, the Company has indemnification agreements with four of its directors that requires, subject to certain exceptions, to indemnify them to the fullest extent authorized or permitted by its bylaws and the Delaware Corporation Code. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of October 31, 2004.

    The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, typically with business partners, contractors, and customers, landlords and (ii) its agreements with investors. Under these provisions the Company generally indemnifies and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. In addition, in some cases, the Company has agreed to reimburse employees for certain expenses and to provide salary continuation during short-term disability. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2004.

    In the merger agreement between Sync Research and our former parent, Sorrento Networks Corporation, Sorrento agreed to indemnify and hold us harmless against any liability arising after the merger in connection with the termination of a certain frozen defined pension plan maintained by Rixon. In July 2004, Zhone Technologies, Inc. acquired Sorrento. A consultant retained by Sorrento and by the successor corporation to the entity from whom Sorrento originally purchased the company that became Rixon, had advised Sorrento and the successor corporation that the cost of termination of the pension plan in question could be in excess of $3 million. We do not believe that we are responsible for this termination cost or for the failure by Sorrento and Zhone to make required contributions to the plan. However, to date we have voluntarily administered the plan.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

    Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at October 31, 2004. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

    At October 31, 2004, Journal Communications accounted for 15.6%, of net receivables. At January 31, 2004 IntegraSys accounted for 62.0% and Ingram Micro accounted for 14.0% of net receivables.
Customers accounting for more than 10% of net revenues during the quarters ended October 31, 2004 and 2003 were:

	October 31,	October 31,
	2004	2003
Journal Communications	10.1%	-
Cisco	-	77.8%
Thomson Financial Beta Systems	12.8%	-
Society Group	10.1%	-

    On May 14, 2004, Torrey Pines Networks, the Company’s wholly owned subsidiary, acquired Microtek Systems, Inc. ("Microtek"), a leading provider of security, digital imaging, information infrastructures and storage solutions. Microtek was a privately held Milwaukee, Wisconsin based corporation. Microtek is built on core competencies of engineering strength, proprietary software and service quality to offer highly specialized services in consulting, assessment, and solutions to challenges in security, digital imaging, storage, and information infrastructures. It has an installed customer base across financial, healthcare and insurance sectors, particularly among clients in the mid-west.

     The combined companies will provide a diversified suite of integrated service products and solutions.

         Under the terms of this acquisition, we acquired all of the issued capital stock of Microtek. The purchase price of $1.2 million was determined as follows (in dollars):

Cash paid	$750
Note payable	150
Common stock - non cash (1,302,083 shares)	250
Direct transaction costs	69
Total purchase price	$1,219

    The fair value of the Company’s stock was determined based on 1,302,083 shares issued and priced using the closing price on the date of the acquisition.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

    The allocation of the purchase price to the assets acquired and the liabilities assumed based on their fair values are as follows (in dollars):
Assets Acquired
Cash acquired	$307,793
Accounts receivable, net	590,599
Inventory, net	37,071
Prepaid expenses and other current assets	321,209
Property and equipment, net	206,997
Goodwill	1,134,866
Total Assets Acquired	$2,598,535
Liabilities Assumed
Accounts payable	$(365,734)
Short term debt	(11,708)
Accrued liabilities	(306,059)
Deferred revenue	(695,615)
Total Liabilities Assumed	(1,379,116)
Total Purchase Price	$1,219,419)

    An allocation of $1.1 million to Goodwill has been made. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

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

Microtek’s operations have been included in the company’s financial results from the date of acquisition through the quarter ended October 31, 2004.

OPERATING SEGMENT INFORMATION

Geographical Information

    The table below presents external revenues based on the locations of the customer:

	Three months ended October 31,		Nine months ended October 31
	2004	2003	2004	2003
Net Revenues:
United States	$1,534	$833	$2,946	$5,297
Europe	6	98	37	395
Other	--	--	--	--
Total net revenues	$1,540	$931	$2,983	$5,692

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

Products and Service Revenue

    The table below presents external revenues for groups of similar products and services:

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net Revenues:
Network adapter cards	$227	$578	$392	$4,535
Solution sales	588	-	1,196	-
Frame relay network products	121	117	397	392
Service and support	604	236	998	765

Total net revenue	$1,540	$931	$2,983	$5,692

Supplemental Financial Information

    There were no intersegment revenues.

     Three Month Segment Financial Information ended October 31, 2004:

    We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Quarter ended October 31, 2004
Total Revenues	$227	$280	$1,033	$1,540

Net Income (loss)	(837)	188	(41)	(690)

Depreciation and amortization expense	37	4	41	82
Inventory reserve additions	-	-	-	-
Capital asset additions	-	-	-	-
Total Assets	$2,174	$411	$3,066	$5,651

     Nine Month Segment Financial Information ended October 31, 2004:

    We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Nine months ended October 31, 2004
Total Revenues	$392	$780	$1,811	$2,983

Net Income (loss)	(2,435)	305	(239)	(2,369)

Depreciation and amortization expense	108	30`	130	268
Inventory reserve additions	-	-	-	-
Capital asset additions	5	6	-	11
Total Assets	$2,174	$411	$3,066	$5,651

ENTRADA NETWORKS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In Thousands except share data)

     Three Month Segment Financial Information ended October 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
Total Revenues	$ 578	$ 353	$ -	$ 931

Net Income (loss)	(390)	249	(89)	(230)

Depreciation and amortization expense	71	13	41	125
Inventory reserve additions	-	-	-	-
Capital asset additions	-	-	-	-
Total Assets	$ 3,933	$ 740	$ 675	$ 5,348

     Nine month Segment Financial Information ended October 31, 2003:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
Total Revenues	$ 4,535	$ 1,157	$ -	$ 5,692

Net Income (loss)	(720)	453	(276)	(543)

Depreciation and amortization expense	262	40	123	425
Inventory reserve additions	-	-	-	-
Capital asset additions	4	-	-	4
Total Assets	$ 3,933	$ 740	$ 675	$ 5,348

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Quarterly Report on Form 10-QSB, including statements in the "Risk Factors," "Our Business," and "Management’s Discussion and Analysis or Plan of Operation" sections, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but rather reflect current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements include, but are not limited to:

•	Our belief that our re-evaluated and refocused strategy is viable and can be achieved;
•	Our belief that our future success is dependent upon our ability to establish a successful relationship with a variety of distributors and systems integrators, our ability to translate the technological expertise and innovation of our personnel into new and enhanced products, and our ability to effectively anticipate and adapt to our customer requirements and offer products and services that meet our customers' demands;
•	Our belief that with respect to many of our single source components, we could obtain similar components from other sources;
•	Our belief that legal proceedings and claims against us, if any, individually and in the aggregate, are not likely to have a material effect on our financial position or results or operations or cash flows;
•	Our expectation that warranty costs will not have a material effect on our financial statements;
•	Our belief that Silicon Valley Bank will extend the maturity date for the credit facility between us and Silicon Valley Bank beyond December 17, 2004, will renew the facility or will enter into a new facility with us;
•	Our belief that the impact of future markdowns on certain invventory will not be material;
•	Our belief that the properties we lease will be sufficient for our needs in the near future;
•	Our belief that we are not responsible for termination costs related to a pension plan or for the failure by certain parties to make required contributions to the plan;
•	Our belief that the estimated fair value of certain indemnification agreements is minimal, as a result of director and officer liability insurance policy coverage we maintain;
•	Our belief that a significant credit risk does not exist as a result of the economic well-being of certain significant customers;
•	Our belief that our allowance for doubtful accounts with respect to certain fiscal periods will be adequate;
•	Our expectation that we will focus on certain strategic objectives for the foreseeable future;
•	Our belief that our available cash resources will be sufficient to meet our presently anticipated capital requirements for the next twelve months;
•	Our belief that we will experience an operating loss for the remainder of the 2005 fiscal year;
•	Our expectation that future financings will include covenants restricting our ability to pay dividends on our common stock;
•	Our belief that sales of the product line formerly purchased by Cisco Systems will not be restored to its former levels; and
•	Our expectation that competition in the network connectivity products market will continue to intensify.

These forward-looking statements are subject to risks, uncertainties and other factors, including those set forth in the "Risk Factors" section below, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of our current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, our ability to establish successful strategic alliances, dependence on senior management and possible volatility of stock price.

WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THESE RISKS AND UNCERTAINTIES ARE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS," BELOW. WE SPECIFICALLY DECLINE ANY OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE OF SUCH STATEMENTS, OR TO UPDATE THE REASONS WHY ACTUAL RESULTS COULD DIFFER FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

RISK FACTORS

    You should carefully consider the risks described below before making a decision to buy or sell our common stock. If any of the following risks actually occur, it is likely that our business, financial condition and operating results would be harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment. The risks described below address some of the factors that may affect our future operating results and financial performance.
    We may not be able to obtain additional funding on satisfactory terms. We may be unable to obtain additional funding on satisfactory terms, which could interfere with our existing and planned operations, dilute our stockholders or impose burdensome financial restrictions on our business. Historically, we have relied upon cash from financing activities to fund most of the cash requirements of our operating and investing activities. Although we have been able to generate some but not sufficient cash from our operating activities in the recent past, there is no assurance we will be able to do so in the future.

General economic conditions may cause declines in investor confidence in and accessibility to capital markets. Further, because our common stock is not listed on a national exchange, the ability of any potential or future investors to achieve liquidity from our common stock is limited, which could inhibit, if not preclude, our ability to raise additional working capital on a timely basis, in sufficient amounts or on terms acceptable to us.

Any future financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock would likely include financial and other covenants that will restrict our flexibility in the operation and management of our business. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, we have paid, and will continue to be required to pay, interest on all amounts borrowed in debt financings, and the obligation to repay such interest could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flow.

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

    We have limited working capital. Our working capital is limited and we are constantly challenged in executing our business plan. Additionally, our working capital does not allow us to fund significant organic growth opportunities or to cope with unforeseen contingencies. Unless we are able to secure additional external financing, for which there can be no assurance, we could be constrained in pursuing our business strategy and new opportunities aggressively.

    Our ability to continue as a going concern. We have reevaluated and refocused our strategy in light of our current difficult financial condition. We believe that our strategy is viable and can be achieved. Nevertheless, unless we are able to improve revenue levels, cut further costs and raise additional capital to fund future operations, there can be no assurance that we will have sufficient liquidity and resources to successfully execute our plan and our plan may have to be severely curtailed.
We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements for the next twelve months. However, we have suffered recurring losses from operations. As of October 31, 2004 we had a positive working capital of $110,000. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in restructuring all or the necessary and required portion of the debt repayments due in January and March 2005 in the aggregate principal amounts of $1.125 million and $750,000, respectively, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to our stockholders and us.

In the event we are not able to raise sufficient cash to fund our operations for three months beyond January 31, 2006, our independent auditor has indicated to us that its opinion on the January 31, 2005 financial statements will express substantial doubt about our ability to continue as a going concern. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be diluted.

    Our strategy to increasingly focus on the operations of Torrey Pines and restore the operations of Rixon to profitability involves risk and may not be successful. We have increasingly focused on the operations of Torrey Pines and its efforts to develop transport products for the storage area network and metropolitan network marketplace. We have also focused on restoring the operations of Rixon to profitability. We may be unsuccessful with this strategy. We may be unsuccessful in commercializing our optical Silverline™ storage area network and metropolitan area network transport product line and we may not be able to bring the operations of Rixon back to profitability through increased sales efforts and reduced overhead.

    We rely on a relatively limited number of customers, and the loss of any significant customer could materially and adversely affect our business and financial condition. Historically, we have derived a significant portion of our revenues and accounts receivable from a relatively limited number of customers. The loss of one or more of these customers, or their inability to pay for our products and services, could have a material and adverse effect on our operating and financial results. In fact, Cisco Systems, our single largest customer during the fiscal year ended January 31, 2004, discontinued purchasing an adapter card from us starting from the third quarter of our fiscal year ended January 31, 2004. During the twelve months ended January 31, 2004, Cisco Systems accounted for approximately 56.7% of our consolidated net revenues.

Cisco System’s failure to continue purchasing our adapter card has had a major negative impact on our revenues, cash flow and operating results, and because this product line was near the end of its life cycle, there is no expectation that the sales of this original equipment manufacturer product line will be restored to its former levels.

The inventory of raw materials and finished goods at hand exclusive of the adapter card shipments to Cisco amounts to approximately $0.3 million and is deemed necessary and/or sufficient for replacements in the field that our customers request from time to time. Therefore, we do not believe that the impact of any future markdowns on this inventory will be material.

    Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and storage area network transport equipment is extremely competitive and we expect competition to continue to intensify in the future. Our primary competitors include Adaptec, Intel Corporation, Interphase, CNT, Vixel, ADVA, Ciena, TransMode, Pandatel, Finisar, and MRV Communications. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater resources, name recognition and customer relationships than us. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenues. We also face competition from numerous solution providers in the Midwest.

    We operate in a market where emerging companies enter the markets in which we are competing and new products and technologies are introduced. Increased competition may result in further price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect our business operations or financial results. There are many competitors and potential competitors that are well funded and which may be able to "leap frog" beyond the technologies upon which we currently rely.

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

In addition, as we introduce new or enhanced products, we must also manage the transition from older products to newer products. If we fail to do so, we may disrupt customer-ordering patterns or may not be able to ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. Any failure to effectively manage this transition may cause us to lose current and prospective customers.

    We maintain high levels of inventory with low turnover. We have historically maintained high levels of inventory to meet the output requirements of our customers over which we have little influence and to support our older, or legacy, products already in service. Many of our products require custom parts with long lead times, and our inventory levels allow us to provide fast response to our customer needs. While we continually review our reserves for conservative valuations, significant changes in customer demand for our products could adversely and materially affect our business operations or financial results.

    Except for the fiscal year ending January 31, 2003, we incurred net losses over the recent past and may experience future losses. We have incurred losses from continuing operations during the nine months ended October 31, 2004 of $1.6 million, during the twelve months ended January 31, 2004 of approximately $2.0 million, and for the year ended January 31, 2002 of approximately $7.3 million. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

    Our future growth depends on our ability to attract new customers, and on our customers' ability to sell additional services to their own customers. Most of our potential customers evaluate our network connectivity and storage area products for integrated deployment in larger systems. There are a limited number of potential customers for our products. If we are not selected by a potential customer for a particular system project, our business may be seriously harmed. Similarly, our growth depends on our customers' success in selling integrated solutions based on our products and complementary products from others. We believe that our success will depend on our ability to effectively anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of our current or prospective customers to purchase products from us for any reason, including a downturn in their business, would seriously harm our ability to grow our business.

    The time that our customers and potential customers require for testing and qualification before purchasing our networking products can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, the timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, often exceeds one year. The length and variability of our sales cycle is beyond our control and is affected by, among other things, our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

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

    If our products do not fully work with, or interoperate with, our customers' systems, installations will be delayed or canceled or our products could be returned. Many of our customers require that our products be designed to work or interoperate with their existing networks, each of which may have different specifications and utilize a variety of protocols. Our customers' networks contain multiple generations of products that have been added over time as these networks have grown and evolved. Our products must work or interoperate with all of the products within these networks as well as future products in order to meet our customers' requirements. If we are required to modify our product design to be compatible with our customers' systems to achieve a sale, it may result in a longer sales cycle, increased research and development expense and reduced margins on our products. If our products do not fully work or interoperate with those of our customers' networks, installations could be delayed, orders for our products could be canceled or our products could be returned, any of which could seriously harm our business.

    If we fail to establish and successfully maintain strategic alliances, our business may be harmed. Strategic alliances are an important part of our effort to expand our revenue opportunities and technological capabilities given our limited resources to commercialize our products and reach the market. We cannot be certain that we will be able to enter strategic alliances on terms that are favorable to us. Our business may be harmed if we fail to establish and maintain strategic alliances that extend our reach.

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

    Our business for storage area networking products may be seriously harmed if the market for storage area networking products does not develop as we expect. Our planned product offerings are focused on the needs of customers that service storage area networks. The market for storage area networking products is new, and we cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business may be seriously harmed. Furthermore, the storage area networking industry is subject to rapid technological change and newer technology or products developed by others could render our products uncompetitive or obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products would be significantly reduced and our business would be seriously harmed.

    We depend upon contract manufacturers, and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. We use contract manufacturers to manufacture and assemble our products in accordance with our specifications. We do not have long-term contracts with any of them, and none of them are obligated to perform services for us for any specific period or at any specified price, except as may be provided in a particular purchase order. We may not be able to effectively manage our relationships with these manufacturers and they may not meet our future requirements for timely delivery or provide us with the quality of products that our customers and we require.

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

Any claims of infringement of the intellectual property of others could also force us to do one or more of the following: stop selling, incorporating or using our products that use the challenged intellectual property; obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which may not be available to us on reasonable terms, or at all; or redesign the infringing products that use such technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

    The markets that our products address are governed by regulations and evolving industry standards. The market for our products is highly regulated and industry standards are intensive, with many standards evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the Federal Communications Commission and standards established by Underwriters Laboratories. In addition, there are industry standards established by various organizations such as Fibre Channel Industry Association, American National Standards Institute, and Internet Engineering Task Force. We design our products in an effort to comply with those industry standards so that each particular product can be accepted by its intended customer. To the extent non-compliance with such standards has a detrimental effect on customer acceptance, we must address such non-compliance in the design of our products. Standards for new services and network management are still evolving. However, as the standards evolve, we will be required to modify our products or develop and support new versions of our products. The failure of our products to comply or delays in compliance could materially and adversely affect our business, operating results and financial condition.

    Our future revenues are unpredictable and our financial results may fluctuate. Our revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. This could result from any one or a combination of factors such as our development and the sale of new technologies and the cancellation or postponement of orders, the timing and amount of significant orders from our largest customers, our success in developing, introducing and shipping product enhancements and new products, the mix of products we sell, new product introductions by competitors, pricing actions taken by us or our competitors, the timing of delivery and availability of components from suppliers, changes in material costs and general economic conditions.

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

    We rely heavily on our management and board of directors, and the loss of any of their services could materially and adversely affect our business. Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Chief Executive Officer and President, Dr. Kanwar J.S. Chadha, Vice Chairman and Chief Financial Officer, Dr. Davinder Sethi, and Mr. James Dziak, President of Microtek Systems, Inc., a wholly-owned subsidiary of our Torrey Pines subsidiary. The loss of Dr. Chadha, Dr. Sethi or Mr. Dziak or one or more other key members of our management or board of directors could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Our ability to pay cash compensation to retain key members of our management and board of directors is limited by our cash flows.

    Our common stock price is subject to significant volatility, which could result in substantial losses for investors. The stock market as a whole and individual stocks historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the fiscal quarter ended October 31, 2004 the high and low closing sale prices of our common stock were $0.17 and $0.08, respectively and for the fiscal year ended January 31, 2004, the high and low closing sale prices of our common stock were $0.40 and $0.11, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

If our operating results in future quarters fall below the expectations of market makers and investors, the price of our common stock likely will decline, perhaps substantially. In the past, securities class action lawsuits have often been brought against companies following periods of volatility in the market price of their securities. We may in the future be the targets of similar lawsuits. Securities lawsuits could result in substantial costs and liabilities and could divert management's attention and resources. Consequently, the price at which you purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.

Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities. As of December 1, 2004, we had outstanding 15,430,076 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership limitations that apply to some holders of our derivative securities, as of December 1, 2004, we also had outstanding options and warrants that were exercisable for or convertible into approximately 34,117,165 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

    We may authorize a significant number of additional shares of common stock. In the near future, we may request that our stockholders authorize an amendment to our certificate of incorporation in order to increase the number of our authorized common stock. We currently have authorized 50,000,000 shares of common stock. As of December 1, 2004, we had issued and outstanding 15,430,076 shares of common stock, as well as stock options and warrants to acquire an aggregate of 34,117,165 additional shares of common stock. Increasing the number of authorized shares of our common stock would enable our Board of Directors to issue additional shares of our common stock, or rights to acquire our common stock, up to the number of authorized shares, the effect of which will be to dilute the share holdings or our stockholders, which may adversely affect the market price of our stock.

    Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock. Our common stock trades under the symbol "ESAN" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange or on NASDAQ, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR THE THREE AND NINE MONTHS PERIODS ENDED OCTOBER 31, 2004.

    The results of operations reflect our activities and those of our wholly owned subsidiaries. This consolidated group is referred to individually and collectively as "we" and "our." Revenue and gross profit information for the subsidiaries is provided, and we plan to provide additional financial information on the subsidiaries as it becomes formalized in future Form 10-QSBs and Form 10-KSBs.

Management's Discussion and Analysis or Plan of Operation should be read in conjunction with the audited financial statements for the fiscal years ended January 31, 2004 and January 31, 2003, as applicable. The results of operations in the consolidated unaudited financial statements reflect the operating results of Entrada Networks for all periods presented. For the three and nine months ended October 31, 2004, the consolidated unaudited financial statements also include the results of Microtek Systems from May 14, 2004, the date of its acquisition.

Overview

     Our Ability to Continue as a Going Concern

    We have suffered recurring losses from operations, but as of October 31, 2004 we had a positive working capital of $110,000. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives and filed on November 26, 2004, an SB-2 to register 30,500,000 shares of our common stock for the warrants we have issued. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in restructuring all or the necessary and required portion of the debt repayments due in January and March 2005 in the aggregate principal amounts of $1.125 million and $750,000, respectively, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and to our stockholders.

Our Silicon Valley Bank credit facility has a maximum limit of $2.0 million, subject to a limitation equal to 65% of our eligible borrowing base. Borrowings under the credit line bear interest at the bank's prime rate plus 2.5% (7.25% at October 31, 2004). The credit arrangement was subject to covenants regarding our tangible net worth, and is collateralized by accounts receivable, inventory and equipment. In March 2003, the bank increased our eligible receivables limit to 80% of eligible accounts receivable. On April 19, 2004, our bank lowered our required minimum tangible net worth to $2.5 million. As of October 31, 2004, the bank had waived the tangible net worth covenant until December 17, 2004. The credit facility expired on October 31, 2004, but its maturity was extended to December 17, 2004 to provide time to renew the credit facility. The bank has agreed to amend and renew the current loan facility and will provide a new one.

    In the event we are not able to raise sufficient cash to fund our operations for three months beyond January 31, 2006, our independent auditor has indicated to us that its opinion on the January 31, 2005 financial statements will express substantial doubt about our ability to continue as a going concern. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be diluted.

      Our change in profitability

    During the quarter ended October 31, 2003, Cisco Systems, Inc., our then single largest customer, discontinued purchasing from Rixon Networks, Inc., our wholly-owned subsidiary ("Rixon"), an adapter card Cisco previously purchased from Rixon.

    Loss of Cisco as a customer of Rixon has had a material impact on our revenues and operating results.

    During the nine months ended October 31, 2003, Cisco accounted for $3.5 million or 61.4% of our net revenues. Since May 2004, with the acquisition of Microtek Systems, Inc. we have added $1.8 million in revenues, but continue to trail behind our net revenues for the nine months ended October 31, 2003.

	Nine months ended
	October 31,
	2004		2003
NET REVENUES	Revenue	Percent of Total Net Revenue	Revenue	Percent of Total Net Revenue	Difference	Percent
PRODUCT	$ 1,777	59.6%	$ 4,927	86.6%	$ (3,150)	116.3%
SERVICES	1,206	40.4%	765	13.4%	441	(16.3)%
TOTAL NET REVENUES	$ 2,983	100.0%	$ 5,692	100.0%	$ (2,709)	100.0%

    For the three months ended October 31, 2004 our net revenues exceeded our net revenues for the three months ended October 31, 2003. . The three months ended October 31, 2003 was the quarter in which Cisco discontinued purchasing our adapter card from Rixon.

	Three months ended
	October 31,
	2004		2003
NET REVENUES	Revenue	Percent of Total Net Revenue	Revenue	Percent of Total Net Revenue	Difference	Percent
PRODUCT	$ 910	59.1%	$ 695	74.7%	$ 215	35.3%
SERVICES	630	40.9%	236	25.3%	394	64.7%
TOTAL NET REVENUES	$ 1,540	100.0%	$ 931	100.0%	$ 609	100.0%

In response to the loss of Cisco as a customer, we reduced our operating costs by $1.2 million in fiscal 2004 compared to fiscal 2003. Following the loss of Cisco, we reduced our personnel and reviewed every expense item with the intent to reduce or eliminate it.

We have continued to reduce our overall operating expenses. There are added selling and marketing and administrative expenses related to our Torrey Pines subsidiary's acquisition of Microtek Systems Inc. on May 14, 2004.

	Nine months ended
	October 31,
	2004		2003
	Expense	Percent of Total Net Revenue	Expense	Percent of Total Net Revenue	Difference	Percent
OPERATING EXPENSES
Selling and marketing	$ 356	11.9%	390	6.9%	$ (34)	(1.2)%
Engineering, research and development	677	22.7%	941	16.5%	(264)	(9.7)%
General and administrative	1,699	57.0%	1220	21.4%	479	17.5%
Other operating expenses	-	0.0%	341	6.0%	(341)	(12.5)%
TOTAL OPERATING EXPENSES	$ 2,732	91.6%	$ 2,892	50.8%	$ (160)	(5.9)%

For the nine months ended October 31, 2004 our general and administrative costs are higher due to the acquisition of Microtek Systems, Inc.

	Three months ended
	October 31,
	2004		2003
	Expense	Percent of Total Net Revenue	Expense	Percent of Total Net Revenue	Difference	Percent
OPERATING EXPENSES
Selling and marketing	$139	9.0%	$80	8.6%	$59	5.9%
Engineering, research and development	193	12.5%	260	27.9%	(67)	(6.7)%
General and administrative	670	43.5%	258	27.7%	412	41.1%
Other operating expenses	-	0.0%	0	0.0%	-	0.0%
TOTAL OPERATING EXPENSES	$1,002	65.1%	$598	64.2%	$404	40.3%

For the three months ended October 31, 2004, our selling and marketing costs, and general and administrative costs, were higher due to the acquisition of Microtek Systems, Inc.

Our change in strategies

    During the last three fiscal years, we have increasingly focused on our Torrey Pines’ product development efforts in the storage area network and metropolitan network transport products marketplace. During fiscal year 2004 we re-evaluated this strategy.

    For the foreseeable future, we anticipate that we will focus on the following strategic objectives:

•	Explore acquisition opportunities that fit into our existing technologies with emphasis on our SAN markets. We have retained the services of Trilogy Capital Partners, Inc. to implement a marketing program regarding our technology and, to the extent we request, to assist us in business development and capital raising and to provide strategic advisory and investor relations services. This strategic objective calls for acceleration of organic growth opportunities, especially in the storage area network transport product line where we are developing and marketing the Silverline™-CWDM product line, and actively pursuing acquisition opportunities to complement the current lines of our business. Consistent with this strategy, we acquired Microtek Systems, Inc. ("Microtek") in May 2004. Microtek provides solutions for security, digital imaging, information infrastructures, storage and disaster recovery. It has an established customer base across financial, healthcare and insurance sectors, particularly among clients in the Midwest. Microtek realized revenues of $3.5 million for the twelve months ended December 31, 2003. From the acquisition date of May 14, 2004 to the quarter ended October 31, 2004, Microtek realized revenues of $1.8 million and net income of $137,000.

•	Commercialize Torrey Pines' optical Silverline™ SAN and metropolitan area networks transport product line.

•	Support and expand the security, storage and digital imaging solutions offered by Torrey Pines in order to enhance its revenue and profitability.

•	Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.

•	Maintain superior service and support for our Sync legacy products to sustain our recent Sync profitable track record.

Results of Operations/Comparison of the Three Months Ended October 31, 2004 and 2003

Net revenues. Net revenues were $1.5 million for the three months ended October 31, 2004, compared with $0.9 million for the three months ended October 31, 2003. The increase in net revenues resulted primarily from our Torrey Pines subsidiary’s acquisition of Microtek.

    Our Sync Research net revenues from the frame relay and service business declined 20.7% to $0.28 million for the three months ended October 31, 2004 compared to $0.35 million net revenues for the three months ended October 31, 2003. The largest portion of the drop for the three months just ended came from a 23.1% drop in product net revenues. This drop is consistent with the anticipated decline in legacy product net revenues.

Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased 60.7% to $227 thousand for the three months ended October 31, 2004 from $0.6 million for the three months ended October 31, 2003. This was primarily due to Cisco Systems, Inc. discontinued purchasing from us.

Our Torrey Pines Networks revenues increased from zero to $1.0 million. These revenues came from solution sales of storage, disaster recovery and security digital imaging products and services by Torrey Pines subsidiary, Microtek Systems. Torrey Pines had no revenues for the three month period ended October 31, 2003, because Torrey Pines did not acquire Microtek until May 2004.

Gross profit. Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $0.7 million and $0.4 million for the three month period ended October 31, 2004 and 2003, respectively. Our gross margin was 46.9% for the three months ended October 31, 2004, compared with 40.1% for the three months ended October 31, 2003. The increase in gross margins resulted primarily from the Torrey Pines acquisition of Microtek, Inc.

Our Sync Research gross profit of $0.19 million for the quarter ended October 31, 2004 increased slightly by $27 thousand or 16.2% compared to $0.17 million for the quarter ended October 31, 2003. This was primarily due to lower service costs.

Our Rixon Networks gross profit of $82 thousand for the quarter ended October 31, 2004 decreased compared to a gross profit of $0.2 million for the quarter ended October 31, 2003. The percentage of gross profit is similar.

Our Torrey Pines Networks’ gross profit of $0.4 million was primarily from the acquisition of Microtek.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses increased from $80 thousand, or 8.6% of net revenues for the quarter ended October 31, 2003, to $139 thousand 9.0% of net revenues for the quarter ended October 31, 2004. The dollar amount of decrease in selling and marketing expense was due to cost reductions implemented partially offset by the added selling and marketing expense of $67 thousand for Microtek Systems, Inc. The percentage increase reflects primarily the decline in total net revenue.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.2 million, or 12.5% of net revenues, for the quarter ended October 31, 2004, compared with $0.3 million, or 27.9 % of net revenues, for the quarter ended October 31, 2003. The decrease in engineering, research and development was primarily due to holding our engineering efforts to the development of Torrey Pines storage area network products.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased approximately $0.4 million to $0.7 million or 43.5% of net revenues for the quarter ended October 31, 2004 compared to $0.3 million, or 27.7 % of net revenues, for the quarter ended October 31, 2003. The increase was primarily due to the added Torrey Pines Microtek, Inc. normal operating expenses.

Income taxes. There was no provision for income taxes for the three-month periods ended October 31, 2004 and 2003. At October 31, 2004, our deferred income tax assets consist of net operating loss carry forwards. At October 31, 2004 the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively.

    The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. We believe that such an ownership change occurred on August 31, 2000. Of the approximately $76 million and $27 million NOL for federal and state taxes, approximately $64 million and $20.6 million will be subject to such limitation, respectively.

    The benefit of our operating loss carry forwards has been reduced 100% by a valuation allowance at October 31, 2004 and January 31, 2004.

Other charges/interest expense. For the three months ended October 31, 2004, interest expenses increased by $405 thousand. This is primarily due to the short term financing for working capital and for the Torrey Pines subsidiary’s acquisition of Microtek. The $410 thousand for the three months ended October 31, 2004 included primarily $13 thousand Silicon Valley Bank interest, $65 thousand other note interest, $279 thousand beneficial interest from the warrant valuations that are expensed over the life of the notes.

Results of Operations/Comparison of the Nine Months Ended October 31, 2004 and 2003

Net revenues. Net revenues were $3.0 million for the nine months ended October 31, 2004, compared were $5.7 million for the nine months ended October 31, 2003. The 47.6% or $2.7 million decrease in net revenue in the nine months ended October 31, 2003 resulted primarily from $4.1million reductions in our Rixon product shipments (primarily to Cisco) and a $0.4 million decrease in our Sync Research net revenues partially offset by an increase in Torrey Pines’ subsidiary’s net revenues of $1.8 million.

Gross profit. Cost of revenues consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Gross profit was $1.1 million and $2.3 million for the nine month period ended October 31, 2004 and 2003, respectively. Our gross margin was 37.6% for the nine months ended October 31, 2004, compared with 41.2% for the nine months ended October 31, 2003. The decline in gross margins resulted primarily from lower product shipments in Rixon partially offset by lower overall manufacturing and customer service costs and the Torrey Pines acquisition of Microtek, Inc.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to revenue representatives, tradeshow expenses, advertising, facilities costs, and travel expenses. Selling and marketing expenses decreased to $0.36 million, or 11.9% of net revenue for the nine months ended October 31, 2004, from $0.39 million and 6.9% of net revenue for the nine months ended October 31, 2003. The dollar amount of decrease in selling and marketing expense was due to cost reductions implemented partially offset by the added selling and marketing expense of $67 thousand for Microtek Systems, Inc. The percentage increase reflects primarily the decline in total net revenue.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $0.7 million, or 22.7% of net revenue, for the nine months ended October 31, 2004, compared with $0.9 million, or 16.5% of net revenue, for the nine months ended October 31, 2003. The dollar amount of decrease in research and development expenses was primarily due to the cost cutting efforts in all the segments. The percentage increase reflects the decline in total net revenue.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased from 1.2 million or 21.4% for the nine months ended October 31, 2003 to $1.7 million, or 57.0% of net revenue, for the nine months ended October 31, 2004. The increase in general and administrative expense and percentage of revenue was primarily due the addition of Torrey Pines Microtek, Inc general and administrative expense in addition to the Torrey Pines acquisition of Microtek, Inc. and the related financing expenses.

Other operating expenses. Other operating expenses for the nine months ended October 31, 2003, were $0.0 million of net revenues compared to $0.34 million or 6.0% of net revenues for the nine months ended October 31, 2003. For the nine months ended October 31, 2003 the expenses relate to rent expense for our facility in Annapolis Junction, Maryland. This lease was terminated for the facility effective July 31, 2003. The lease was to otherwise expire in October 2004.

Income taxes. There was no provision for income taxes for the nine-month periods ended October 31, 2004 and 2003. At October 31, 2004, our deferred income tax assets consist of net operating loss carry forwards. At October 31, 2004, the Company had available federal and state net operating loss carry forwards of approximately $76 million and $27 million, respectively, for income tax purposes. The federal and state losses will expire in varying amounts through 2021 and 2007, respectively.

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

Other charges/interest expense. For the nine months ended October 31, 2004, interest expenses increased by $749 thousand to $761 thousand. This is primarily due to the short term financing for working capital and for the Torrey Pines subsidiary’s acquisition of Microtek. The $761 thousand for the nine months ended October 31, 2004 included primarily $15 thousand Silicon Valley Bank interest, $154 thousand other note interest, $473 thousand beneficial interest from the warrant valuations and $132 thousand charges from the prepaid note expenses that are expensed over the life of the notes.

Liquidity and Capital Resources

    Our working capital was $0.1 million at October 31, 2004, a decrease of $2.1 million from the $2.2 million at January 31, 2004. Cash flow used by operations was $1.3 million during the nine months ended October 31, 2004 compared with $0.2 million for the nine months ended October 31, 2003. The increase in cash flows used by operations reflects primarily an increase in net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances, non-cash interest expense as well as a decrease in accounts receivable and an increase in our interest costs due to short term financing for working capital and our Torrey Pines subsidiary’s’ acquisition of Microtek.. During the nine months ended October 31, 2004, operating cash flow reflected increases in cash used for accrued expenses offset by increases in our accounts payable. During the nine months ended October 31, 2003, operating cash flow also reflects cash used for accounts payables, accrued expenses and in other current liabilities offset by a decrease in inventories, accounts receivables and other current assets.

    Our net investing activities consist primarily of purchases of property, plant and equipment and treasury stock transactions. Cash investments activities in the nine months ended October 31, 2004 were $63 thousand for the purchase of property, plant and equipment and $700 thousand for the acquisition of Microtek Systems.

    Our financing activities during the nine months ended October 31, 2004 provided cash flows of $2.1 million, primarily in connection with short-term bank and debt raised through the issuance of promissory notes totaling $1.875 million with maturities of $1.125 million on January 29, 2005 and $0.750 million on March 31, 2005 for our Torrey Pines subsidiary’s’ acquisition of Microtek Systems and working capital.

    We have in place a line of credit that allows us to bridge the gap between our daily cash requirements and the cash we have on hand. We and our subsidiaries, Rixon Networks, Inc., Sync Research, Inc., and Torrey Pines Networks, Inc., including its subsidiary, Microtek Systems, Inc., are parties to that certain Loan and Security Agreement with Silicon Valley Bank, Commercial Finance Division ("Silicon Valley Bank") dated February 20, 2001, as amended by the Amendment to Loan Documents dated October 29, 2002, the Amendment to Loan Documents dated March 20, 2003, the Amendment to Loan Documents dated October 29, 2003, the Limited Waiver and Amendment to Loan Documents dated April 19, 2004 and the Limited Waiver and Amendment to Loan Documents dated May 27, 2004 (the "Loan Agreement"). We require access to this line of credit in order to operate.

Under the Loan Agreement, Silicon Valley Bank may, in its sole discretion, make loans to each of our subsidiaries, the principal amount of which will not exceed at any given time 80% of the Eligible Receivables (as defined in the Loan Agreement) of Rixon Networks, 75% of the Eligible Receivables of Sync Research and 80% of the Eligible Receivables of Torrey Pines Networks, respectively. However, at no time will Silicon Valley Bank’s advances to us exceed an aggregate of $2,000,000 under the Loan Agreement. Amounts borrowed under the Loan Agreement accrue interest at an annual rate equal to Silicon Valley Bank’s prime rate plus 2.5% (7.25% at October 31, 2004), but the rate may not be less than 6.5%. The minimum monthly interest payment due during the term of the Loan Agreement is $3,000.

To secure our repayment of amounts borrowed under the Loan Agreement, we granted to Silicon Valley Bank a security interest in all of our inventory, equipment, receivables, general intangibles, deposit accounts and all money and property in Silicon Valley Bank’s possession, now owned or hereafter acquired, as well as all proceeds and products of the foregoing. In connection with Loan Agreement, we issued Silicon Valley Bank five-year warrants to purchase 75,757 shares of our common stock at $3.30 per share. The warrants were valued at $54,000 at the time of issuance. The $54,000 of deferred financing cost was amortized as interest expense over the initial twelve-month term of the Loan Agreement in fiscal year 2002.

We were required to maintain, on a consolidated basis, a minimum Tangible Net Worth (as defined in the Loan Agreement) of at least $2,500,000.
If we fail to maintain the required minimum Tangible Net Worth, Silicon Valley Bank may pursue a variety of remedies, including ceasing to make loans to us, accelerating our obligation to repay advances, and taking possession of and selling our collateral. We failed to comply with the minimum Tangible Net Worth requirement for the months ending January 31, 2004 and February 28, 2004 (when the term Tangible Net Worth was defined as the amount equal to $3,750,000 plus 50% of our net income in each fiscal quarter), which failure Silicon Valley Bank has waived. As of October 31, 2004, we were not in compliance with the minimum Tangible Net Worth requirement, but were granted a forbearance by the bank until December 17, 2004.

    Outstanding borrowings under the Loan Agreement were $320,000 as of October 31, 2004. The Loan Agreement was to mature on October 31, 2004, but Silicon Valley Bank has agreed to extend the maturity date until at least December 17, 2004. The bank has agreed to amend and renew the current loan facility and will provide a new one.

On February 6, 2004, to raise interim financing, we issued Term Notes in the aggregate principal amount of $500,000, pursuant to that certain Term Credit Agreement (the "Original Credit Agreement") dated January 30, 2004, by and among us, Hong Kong League Central Credit Union ("HKL"), HIT Credit Union ("HIT") (hereinafter, the "Lenders") and SBI Advisors, LLC ("SBI"). The Term Notes are secured by our assets and mature on January 29, 2005. We are required to make monthly payments of interest accrued on the Term Notes. Interest accrues at the annual rate of 24%. We have the right to prepay the Term Notes without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 500,000 of our shares of common stock at a per share exercise price of $0.35. The warrants have a three-year term and are entitled to piggyback registration rights.

On May 14, 2004, to raise interim financing, we issued additional Term Notes in the aggregate principal amount of $1,000,000, pursuant to that certain First Amendment to Term Credit Agreement dated May 14, 2004, by and among us, HKL, HIT, Brightline Bridge Partners I, LLC ("Brightline") and SBI (the "First Amendment") which amended the Original Credit Agreement. The Term Notes are secured by our assets and mature on January 29, 2005. We are required to make monthly payments of interest accrued on the Term Notes. Interest accrues at the annual rate of 24%. We have the right to prepay the Term Notes without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 5,000,000 of our shares of common stock at a per share exercise price of $0.16. The warrants have three-year terms and are entitled to piggyback registration rights. In addition, we paid $75,000 in fees and issued 125,000 shares of common stock in connection with this transaction.

On May 14, 2004, Torrey Pines acquired Microtek Systems, Inc. Under the terms of this acquisition, Torrey Pines acquired all of the issued capital stock of Microtek in exchange for $750,000 in cash, $150,000 in promissory notes, 1,302,083 shares of our common stock, and other consideration. Of the $1,000,000 we concurrently raised in the interim financing, we used $750,000 as cash consideration to buy Microtek.

On October 4, 2004, to raise interim financing, we issued an additional Term Note in the principal amount of $750,000, pursuant to that certain Second Amendment to Term Credit Agreement (the "Second Amendment") dated October 4, 2004 by and among us, HKL, HIT, Brightline, Matthew McGovern, Jon Buttles and SBI, which further amends the Original Credit Agreement. The Term Note is secured by our assets and matures on March 31, 2005. We are required to make monthly payments of interest accrued on the Term Notes. Interest accrues at the annual rate of 24%. We have the right to prepay the Term Note without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 15,000,000 of our shares of common stock at a per share exercise price of $0.10. The warrants have three-year terms and are entitled to piggyback registration rights. In addition, we paid $75,000 in fees in connection with this transaction.

Our obligations under the Original Credit Agreement, the First Amendment and the Second Amendment are secured by all of our assets pursuant to the terms of that certain Security Agreement dated January 30, 2004, by and among us and SBI (the "Security Agreement").

At the option of the Lenders or SBI, the Company will be obligated to immediately repay all unpaid principal and interest under the Term Notes issued by the Company under the Original Credit Agreement, the First Amendment, and the Second Amendment upon any Event of Default, which term includes our failure to pay any principal or interest under the Term Notes when due and payable, our breach of any covenant, representation or warranty under the Original Credit Agreement or the Security Agreement, our default under certain agreements identified in the Original Credit Agreement, the creation of certain liens against our assets or properties, and our insolvency or dissolution, as more specifically described in the Original Credit Agreement. In addition, upon an Event of Default, interest which accrues on the outstanding principal under the Term Notes will increase by 2% per annum.

Assuming that all holders of warrants we issued in connection with the February 6, 2004, May 14, 2004 and October 4, 2004 financings, as well as the warrant issued to Trilogy Capital Partners, Inc., to purchase up to an aggregate of 30,500,000 shares of our common stock fully exercise such warrants, we would receive an aggregate of $3,675,000 in proceeds from the exercise of all such warrants.

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements for the next twelve months. However, it may become necessary for us to raise additional funds through debt or equity financings in order to fund our business operations or future growth. In addition, our strategy is dependent upon our ability to increase our revenues and further cut operational costs. If we are unable to sufficiently increase our revenues and cut operational costs, we may not be able to continue as a going concern.

We have suffered recurring losses from operations, but as of October 31, 2004 we had a positive working capital of $110,000. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in restructuring all or the necessary and required portion of the debt repayments due in January and March 2005 in the aggregate principal amounts of $1.125 million and $750,000, respectively, pursuant to the Original Credit Agreement, as amended, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to our stockholders and us.

In the event we are not able to raise sufficient cash to fund our operations for three months beyond January 31, 2006, our independent auditor has indicated to us that its opinion on the January 31, 2005 financial statements will express substantial doubt about our ability to continue as a going concern. If we are not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be diluted.

We continue to pursue external equity financing arrangements that could enhance our liquidity position in the coming years. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our stockholders.

While we anticipate an operating loss for the remainder of the 2005 fiscal year due to the loss of revenues form Cisco and our declining legacy service contracts, we are working toward a positive cash flow with our personnel reductions and cost cutting measures. However, there can be no assurance that future revenue gains from our additional sales personnel or anticipated cost reductions will occur or be sufficient to maintain operations if there are further reductions in revenue resulting from changes in the economy or our product marketing areas.

We have no Off-Balance Sheet Arrangements.

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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
Since we account for and report our physical inventory at the "lower of cost or market", and such inventory comprises 55.9% of our Current assets and 38.6% of total assets at October 31, 2004, we carefully evaluate the market value of that inventory on a continual basis. In a business such as ours, wherein we are stocking replacement parts to satisfy a customer's unknown needs, determining obsolescence is an inherently subjective process. Adjustments to obsolescence reserves are made based on judgments of market value that are supported by our best estimates of the future salability of specific items in that inventory.

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

The following table presents, at October 31, 2004, our obligations and commitments to make future payments under contracts and contingent commitments.

	Contractual Obligations (In thousands)
	Payment Due by Period as of October 31, 2004
		Less than	1-3	4-5	After 5
	Total	1Year	Years	Years	Years

Short Term Debt	$1,736	$1,736	$-	$-	$-
Operating Leases	188	93	95	-	-
Total Contractual Cash Obligations	$1,924	$1,829	$95	$-	$-

Our equity compensation plan and outstanding warrant information as of October 31, 2004 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity Compensation Plans Approved by Security Holders	3,787,908	$0.96	1,144,333

Equity Compensation Plans Not Approved by Security Holders *	30,575,757	0.13	-

Total	34,363,665	$0.22	1,144,333

    * Represents: SBI Advisors, LLC ("SBI"), SBI Brightline IV, LLC ("SBI Brightline") and Brightline Bridge Partners I, LLC ("Brightline"). SBI has the right to purchase up to 400,000 shares pursuant to a warrant we issued to SBI on February 5, 2004. SBI Brightline has the right to purchase up to 3,450,000 shares pursuant to a warrant we issued to SBI Brightline on May 14, 2004. Mr. Shelly Singhal also holds individually a warrant to purchase up to 50,000 shares of our common stock. David F. Evans has the right to purchase up to 3,750,000 shares pursuant to a fully vested warrant we issued to him on October 21, 2004. Crestwood Children’s Trust has the right to purchase 3,750,000 shares pursuant to a fully vested warrant issued by the Company to the trust on October 21, 2004. Jon Buttles has the right to purchase up to 4,025,000 shares pursuant to fully vested warrants issued by the Company to Jon Buttles on February 5, 2004, May 14, 2004 and October 21, 2004. McGovern Living Trust (Dated September 28, 2004) has the right to purchase up to 3,750,000 shares pursuant to a fully vested warrant we issued to McGovern Living Trust (Dated September 28, 2004) on October 21, 2004. Matt McGovern holds a fully vested warrant to purchase 25,000 shares of our common stock, which we issued to Mr. McGovern on February 5, 2004. Trilogy Capital Partners, Inc. ("Trilogy") has the right to purchase up to 10,000,000 shares pursuant to a warrant we issued to Trilogy on November 10, 2004. Silicon Valley Bank has the right to purchase up to 75,757 warrants. On May 14, 2004the following persons and entities (with the number of shares for which the warrant is exercisable by each such person or entity identified in parenthesis following such person or entity’s name) were issued warrants: John Wang (125,000); J. Michael Higginbotham (125,000); Suraj Gohill (125,000); Robert Gilman (250,000); Charles Dominick (250,000); Franklin C. Fisher, Jr. (175,000); Joseph A. Schick (25,000); Phoenix Capital Opportunity Fund (225,000).

Item 3. Controls and Procedures

     Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, which are designed to ensure that information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures, are effective.

     Changes in Internal Control Over Financial Reporting

    During the quarter ended October 31, 2004, there was no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we are involved in various legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of any outstanding legal proceedings, we believe that such legal proceedings and claims, individually and in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During September 2004, we re-issued 125,000 of our 192,948 treasury shares at cost to Core Capital Holdings, LLC for payment of fees in connection with the short-term debt issued in May 2004. The fair value of the re-issued treasury shares is included in deferred interest costs in the amount of $16. We relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We did not engage in a general solicitation, and Core Capital Holdings, LLC is a sophisticated investor. Representatives of Core Capital Holdings had the opportunity to ask questions of us and we provided them with all information they deemed necessary in making the decision to acquire our common stock.

Item 3. Defaults Upon Senior Securities.

Under the Loan Agreement with Silicon Valley Bank, we are required to maintain, on a consolidated basis, a minimum Tangible Net Worth (as defined in the Loan Agreement) of at least $2,500,000. If we fail to maintain the required minimum Tangible Net Worth, Silicon Valley Bank may pursue a variety of remedies, including ceasing to make loans to us, accelerating our obligation to repay advances, and taking possession of and selling our collateral. We failed to comply with the minimum Tangible Net Worth requirement for the months ending January 31, 2004 and February 28, 2004 (when the term Tangible Net Worth was defined as the amount equal to $3,750,000 plus 50% of our net income in each fiscal quarter), which failure Silicon Valley Bank has waived. As of October 31, 2004, we were not in compliance with the minimum Tangible Net Worth requirement and are working with Silicon Valley Bank to become compliant with this requirement or obtain a waiver from Silicon Valley Bank of the non-compliance.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

10.1	Termination and Release Agreement between Entrada Networks, Inc. and SBI Brightline IV, LLC dated September 24, 2004 - (1)
10.2	Termination and Release Agreement between Entrada Networks, Inc. and Trilogy Investment Fund I, LLC dated September 24, 2004 - (1)
10.3	Second Amendment to Term Credit Agreement among Entrada Networks, Inc., Hong Kong League Central Credit Union, HIT Credit Union, Brightline Bridge Partners I, LLC, Matthew McGovern, Jon Buttles and SBI Advisors, LLC dated October 1, 2004 - (2)
10.4	Term Note issued by Entrada Networks, Inc. to Hong Kong League Central Credit Union dated October 1, 2004 - (2)
10.5	Warrant Certificate issued by Entrada Networks, Inc. to Jon Buttles dated October 21, 2004 filed herewith
10.6	Warrant Certificate issued by Entrada Networks, Inc. to David F. Evans dated October 21, 2004 filed herewith
10.7	Warrant Certificate issued by Entrada Networks, Inc. to Crestwood Children’s Trust dated October 21, 2004 filed herewith
10.8	Warrant Certificate issued by Entrada Networks, Inc. to McGovern Living Trust (Dated September 28, 2004) dated October 21, 2004 filed herewith
10.9	Trilogy Capital Partners, Inc Letter of Engagement dated November 10, 2004 -(3)
10.10	Warrant Certificate issued by Entrada Networks, Inc. to Trilogy Capital Partners, Inc dated November 10, 2004 - (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended, filed herein.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein.

(1)	Filed as an exhibit to Entrada Network, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2004.
(2)	Filed as an exhibit to Entrada Network, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004.
(3)	Filed as an exhibit to Entrada Network, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 11, 2004.

    (b) Reports on Form 8-K

Form 8-K/A filed August 12, 2004 provided updated financial information on our acquisition of Microtek, Inc
Form 8-K filed September 17, 2004 providing our 2nd Quarter FY 2005 earnings release.
Form 8-K filed September 28, 2004 requesting our withdrawal of our SB-2 filing and termination of certain material definitive agreements.
Form 8-K filed October 8, 2004 announcing our additional financing and the sale of unregistered securities, and a potential change of control of the Company.
Form 8-K filed October 4, 2004 announcing a material agreement with Raytheon Integrated Defense Systems.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         ENTRADA NETWORKS, INC.
Date: December 15, 2004 /s/ Davinder Sethi
Davinder Sethi, Ph.D.
Chief Financial Officer and
Principal Accounting Officer

29
29