Form 10KSB
period 2005-01-31
ENTRADA NETWORKS INC
filed 2005-06-14
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
 [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File number: 000-26952

ENTRADA NETWORKS, INC.
(Exact name of Registrant as specified in charter)

Delaware	33-0676350
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
5755 Oberlin Dr., Suite 204
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 597-1102
(Registrant's telephone number, including area code)
12 Morgan, Irvine, California 92618
(Former address, if changed since last report)

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

The issuer's revenues for the latest fiscal year were $4,124,419.

The aggregate market value of voting stock based upon the closing sale price held by non-affiliates of the Registrant on June 2, 2005 was $715,586.

Number of shares outstanding of the Registrant's only class of common stock as of June 2, 2005 (the latest practicable date): 16,805,076

DOCUMENTS INCORPORATED BY REFERENCE:
None.

TABLE OF CONTENTS
ITEM 1 DESCRIPTION OF BUSINESS	5
GENERAL	5
OUR STRATEGIC PLAN	6
MARKETS FOR OUR PRODUCTS	6
STORAGE AREA NETWORKING MARKET	6
SALES AND MARKETING	7
CUSTOMERS AND MARKETS	7
CUSTOMER SERVICE AND SUPPORT	7
MANUFACTURING AND QUALITY	8
GENERAL AND ADMINISTRATION	8
WORKING CAPITAL PRACTICES	9
RISK FACTORS	10
ITEM 2. PROPERTIES	18
ITEM 3. LEGAL PROCEEDINGS	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18
ELECTION OF DIRECTORS	18
RATIFICATION OF APPOINTMENT OF BDO SEIDMAN, LLP AS INDEPENDENT AUDITOR FOR 2005 FISCAL YEAR	18
NON APPROVAL OF AMENDDED AND RESTATED 2000 STOCK INCENTIV PLAN	19
APPROVAL OF AMENDMENT TO AMENDED AND RESTATED CERTIFICATE OF INCORPORATION	19
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	23
OVERVIEW	23
RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED JANUARY 31, 2005 AND JANUARY 31, 2004	24
RESULTS OF OPERATIONS: COMPARISON OF THE YEARS ENDED JANUARY 31, 2004 AND JANUARY 31, 2003	26
LIQUIDITY AND CAPITAL RESOURCES	28
EFFECTS OF INFLATION AND CURRENCY EXCHANGE RATES	32
NEW ACCOUNTING STANDARDS	33
CRITICAL ACCOUNTING POLICIES AND ESTIMATES	33
ITEM 7. FINANCIAL STATEMENTS	34
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	34
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2005 AND 2004	F-2
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004	F-3
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR YEARS ENDED JANUARY 31, 2005 AND 2004	F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F- 6 TO F-20
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	56
ITEM 8A. CONTROLS AND PROCEDURES	56
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	58
ITEM 10. EXECUTIVE COMPENSATION	61
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	65
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	66
ITEM 13. EXHIBITS	69
ITEM 14 PRINCIPAL ACCOUNT FEES AND SERVICES	73
SIGNATURES	75

PART I

    This Annual Report on Form 10-KSB may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes, "anticipates," "expects," "estimates" and words of similar import. The Company's actual results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date of this report, as a result of such risks and uncertainties. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below in "Risk Factors" and in other documents the Company files from time to time with the Securities and Exchange Commission, including its quarterly reports on Form 10-QSB.

Item 1 Description of Business

General

Entrada Networks, Inc., with 30 employees and consultants through its three wholly owned subsidiaries, is in the business of developing, marketing and selling products for the network connectivity industry. The business was formed in California in 1989 and reincorporated in Delaware in 1995 when it went public. At no time has the Company had any bankruptcy, receivership or similar proceedings.

Torrey Pines Networks, our wholly owned subsidiary, acquired all of the outstanding stock of Microtek Systems, Inc. on May 14, 2004. Microtek Systems is a provider of security, digital imaging, information infrastructures and storage solutions. Microtek Systems extends our core competencies in network and storage connectivity into solutions and applications specific to verticals, notably insurance, healthcare and financial sectors.

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

Coarse Wave Division Multiplexing, or CWDM, is a sophisticated optoelectronics technology that uses multiple wavelengths of light very efficiently to greatly increase the number of video, data or voice channels of information that can be sent on a single optical fiber in a transmission system. Silverline™ CWDM is our first fully optical Linux based 8-channel/4-port CWDM product line that is based on our patent-pending technology. It is a multi-protocol aggregation device that supports Fibre Channel, Gigabit Ethernet, fibre connectivity or enterprise system connection to a mainframe and Synchronous Optical Network (SONET), on one fully customized system. SONET is a transmission protocol for high-speed transmission over fiber optic cable, which was introduced by Bell Communications in 1984 and quickly accepted by American National Standards Institute. The parts for these products are readily available and our technology is protected by a pending patent and our trademarks. While in an overall competitive market, we are unique with our specific products that include customized features and price point.

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

Sync sells to resellers, distributors, original equipment manufacturers partners and a number of regional Bell Operating Companies and Inter-exchange Carriers. Current customers include AT&T, IntegraSys and Geico among others. Sync believes that its relationships provide sufficient alternative channels of fulfillment to serve the needs of middle and upper market customers. Also, Sync utilizes a distribution and value-added reseller channel as a primary distribution channels for its digital transmission products.

Our Strategic Plan

    During the last three years, we have increasingly focused on the efforts of Torrey Pines to develop transport products for the storage area network and metropolitan network marketplace. During fiscal 2005 we reevaluated and refocused our strategy as follows:

Exploring acquisition opportunities that fit into our existing technologies with emphasis on the storage area network and metropolitan area network markets.
Commercializing Torrey Pines' optical Silverline transport product line for the storage area network and metropolitan area network markets.
Bringing our Rixon operation back to profitability through increased sales efforts and reduced overhead.
Maintaining superior service and support for Sync legacy products to sustain our continuing Sync profitability.

Markets for Our Products

Our products address the growing connectivity needs for networked high bandwidth data communications. The networking industry has experienced dramatic growth since the early 1990's as corporations discovered increasing value in connecting desktop devices through local area networks. The emergence of the Internet as a cost-efficient data transport medium accelerated this movement and moved the revenue opportunity beyond the Local Area Network (LAN) to Metropolitan Area Network (MAN) and Wide Area Network (WAN) environments. Our products address the demand for connectivity solutions in the traditional data networking markets plus the emerging markets for storage area networking. There can be no assurance that the prospects for growth for the traditional data networking markets or of the storage area networking market will be realized.

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

Sales and Marketing

Our sales and marketing organization for our three subsidiaries at January 31, 2005 consisted of nine (9) individuals, including managers, sales representatives, and support personnel. We support our customers by providing product training, regular mailing of promotional and technical material, telephone and other technical support.

Rixon's current sales and marketing activities are concentrated on increasing market and account penetration for the existing fast and gigabit Ethernet network connectivity product lines whose customers are primarily OEM server, computer and peripheral vendors. The current channel mix for Rixon is approximately 6.7% OEM, 20.3% indirect and 73.0% other

Torrey Pines is concentrating on gaining customer acceptance of the Silverline-CWDM product line by large OEMs and signing up resellers.

Sync's sales and marketing strategy focuses on maintaining relationships with end-user middle market enterprises through its existing customer base and promote Sync's products and drive demand for its products and services. The primary roles of Sync's sales efforts are (i) to assist end user customers in addressing complex network problems; (ii) to differentiate the features and capabilities of Sync's products from competitive offerings; and (iii) support its partners.

Customers and Markets

Rixon's customer and market strategy is focused on communicating key benefits of our server class fast & gigabit Ethernet adapter cards to our OEM customer base and the end-user market that the OEMs service.

Torrey Pines' customer and market strategy is focused on communicating key benefits of SAN transport to both our OEM customer base and the end-user market that the OEM's service. Additionally, Torrey Pines is focused on security, digital imaging, storage and disaster recovery solutions to address the needs of customers primarily in the mid-west.

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

     For fiscal 2005, no one customer accounted for more than 10% of our net revenues.  For fiscal 2004, Cisco accounted for 56.7% of our net revenues and Cisco accounted for 56.9% of our net revenue for the year ended January 31, 2003

Customer Service and Support

Our customer service organization is structured to assist OEM and system integrator accounts. Post-sales support for all of our customers include, product warranty against defects in material and workmanship. The length of product warranties varies by product, from 12 months in some instances, to 60 months for a broad range of products, and previously, lifetime warranties for certain legacy products. Telephone technical support programs for hardware and software generally cover the first 12 months from purchase. On-site support and shared support agreements are designed to provide a high level of service to fulfill a broad spectrum of customer needs. As of January 31, 2005, there were seven (7) employees working in customer service and support.

Engineering, Research and Development

As of January 31, 2005, there were five (5) employees working in our engineering, research and development area. Our research and development expenditures were $0.9 million for the fiscal year ended January 31, 2005.

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

Manufacturing and Quality

Our products are manufactured on an outsourced basis from various contract manufacturers. Final assembly, test and quality assurance are performed by us at our Lake Forest, California facility. These manufacturers provide us with access to enhanced supply chain agreements, volume purchasing power, a lower cost labor base, and improved quality and process control. We concurrently undertake manufacturing engineering with development engineering to ensure that reliable, high yield and low cost manufacturing processes that meet our customers' manufacturing standards are designed into our products from inception. We perform final integration and testing at our Lake Forest, California facility.

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

As of January 31, 2005, there were three (3) employees working in our manufacturing, repair, test, shipping, receiving, purchasing, inventory control.

General and Administration

As of January 31, 2005, there were six (6) employees and contractors performing general and administration functions, including one (1) executive.

Working Capital Practices

We have historically maintained high levels of inventories to meet the output requirements of our customers and to ensure an uninterrupted flow of inputs from our suppliers. As of January 31, 2005, we had $2.2 million of net inventory on hand.

The inventory we carry allows us to have resources available to anticipate a market upswing. Many of our products require custom parts with longer than average lead times and our inventory levels support our ability to provide fast response to increased customer needs at the same time recognizing the need for conservative inventory valuations. During fiscal year 2004, $1.495 million in inventory was disposed of and written off against the valuation reserve. During fiscal year 2005, $1.1 million in inventory was disposed of and written off against the valuation reserve.

Inventory balances consist of the following (in thousands):

	January 31
	2005	2004
Raw material	$1,994	$3,002
Work in process	45	61
Finished goods	2,483	2,642
Total Inventory	4,522	5,705
Less: Valuation reserve	(2,368)	(3,411)
Net Inventory	$2,154	$2,294

We perform ongoing credit evaluations of each of our customers' financial condition and we extend unsecured credit related on the sales of various products. Rorke Data accounted for 12.1% of our net receivables at January 31, 2005. For fiscal 2004, IntegraSys accounted for 62.0% and Ingram Micro accounted for 14.0% of our net receivables at January 31, 2004. Our day's sales outstanding ("DSO") was at 53 days at January 31, 2005 and 33 days at January 31, 2004.

Forward-Looking Statements'Cautionary Statement

Certain statements in this document, including statements in the "Risk Factors," "Our Business," and Management's "Discussion and Analysis of Financial Condition and Results of Operations" sections, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but rather reflect current expectations concerning future results and events. Words such as "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, including those set forth in the "Risk Factors" section of this document, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of our current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, our ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption "Risk Factors" in this document.

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

We anticipate that our available cash resources will be sufficient to meet our presently anticipated capital requirements for the next twelve months. However, we have suffered recurring losses from operations. As of January 31, 2005 we had a negative working capital of $136 thousand. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in restructuring all or the necessary and required portion of the debt repayments due in July 2005 in the aggregate principal amounts of $1.9 million, or (iii) unable to raise additional funds through offerings of our common stock or exercise of outstanding warrants, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders.

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

We rely on a relatively limited number of customers, and the loss of any significant customer could materially and adversely affect our business and financial condition. Historically, we have derived a significant portion of our revenues and accounts receivable from a relatively limited number of customers. The loss of one or more of these customers, or their inability to pay for our products and services, could have a material and adverse effect on our operating and financial results. In fact, Cisco Systems, our single largest customer during the fiscal year ended January 31, 2004, discontinued purchasing an adapter card from us starting from the third quarter of our fiscal year ended January 31, 2004. During the twelve months ended January 31, 2004, Cisco Systems accounted for approximately 56.7% of our consolidated net revenues, whereas during the twelve months ended January 31, 2005, it accounted for 0% of our net revenues.

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

Except for the fiscal year ending January 31, 2003, we incurred net operating losses over the recent past and may experience future losses. We have incurred losses from operations during the twelve months ended January 31, 2005 of $2.5 million and during the twelve months ended January 31, 2004 of approximately $2.0 million. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

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

The time that our customers and potential customers require for testing and qualification before purchasing our networking products and solutions can be long and variable, which may cause our results of operations to be unpredictable. Before purchasing our products and solutions, potential customers must undertake a lengthy evaluation, testing and product qualification process. In addition, potential customers require time-consuming field trials of our products and solutions. Our sales effort requires the effective demonstration of the benefits of our products to, and significant training of, potential customers. In addition, the timing of deployment depends on many factors, including the sophistication of a customer and the complexity and size of a customer's networks. Our sales cycle, which is the period from the time a sales lead is generated until the recognition of revenue, often exceeds one year. The length and variability of our sales cycle is beyond our control and is affected by, among other things, our customers' build out and deployment schedules, our customers' access to product purchase financing, our customers' needs for functional demonstration and field trials, and the manufacturing lead time for our products. Because our sales cycles are long and variable, our results of operations may be unpredictable.

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

We may be unable to protect our intellectual property, which could limit our ability to compete. We hold nine patents and have one patent pending for our Silverline™ product design. Although we attempt to protect our intellectual property rights through patents, trademarks, and copyrights, by maintaining certain technology as trade secrets and by other measures, we cannot assure you that any patent, trademark, copyright or other intellectual property rights owned by us will not be invalidated, circumvented or challenged; that such intellectual property rights will provide competitive advantages to us; or that any of our future patent applications, if any, will be issued with the scope of the claims sought by us, if at all. We cannot assure you that others will not develop technologies that are similar or superior to our technology, or that our competitors will not duplicate our technology or "design around" the patents that we own. In addition, effective patent, copyright and trade secret protection may be unavailable or limited in certain foreign countries in which we do business or intend to do business in the future.

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

Our common stock price is subject to significant volatility, which could result in substantial losses for investors. The stock market as a whole, and individual stocks in particular historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the fiscal year ended January 31, 2005 the high and low closing sale prices of our common stock were $0.38 and $0.08, respectively and for the fiscal year ended January 31, 2004, the high and low closing sale prices of our common stock were $0.42 and $0.10, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities. As of January 31, 2005, we had outstanding 15,430,076 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership limitations that apply to some holders of our derivative securities, as of January 31, 2005, we also had outstanding options and warrants that were exercisable for or convertible into approximately 33,764,112 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

We may authorize a significant number of additional shares of common stock. On January 27, 2005, our stockholders voted at our annual meeting of stockholders in favor of a proposal to amend our Amended and Restated Certificate of Incorporation, as amended to date, to increase the number of our authorized shares of common stock from 50,000,000 to 150,000,000. As of January 31, 2005, we had issued and outstanding 15,430,076 shares of common stock, as well as stock options and warrants to acquire an aggregate of 33,764,112 additional shares of common stock. Increasing the number of authorized shares of our common stock enables our Board of Directors to issue additional shares of our common stock up to the number of authorized shares, the effect of which will be to dilute the share holdings of our stockholders, which may adversely affect the market price of our stock.

Because our stock is not listed on a national securities exchange, you may find it difficult to dispose of, or obtain quotations for our common stock. Our common stock trades under the symbol "ESAN" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange or on NASDAQ, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

Item 2.     Properties

We do not currently own any real property. Our leased real estate consists of a 2,677 square foot suite in San Diego, California, which we use for corporate and research and development use, and a 7,344 square foot office, manufacturing and distribution facility in Lake Forest, California, the leases for each of which expire on July 31, 2007. We also lease a 5,290 square foot office, engineering and distribution facility in Milwaukee, Wisconsin, which expires on April 30, 2006. We believe that the properties we currently lease will be sufficient for our needs in the near future.

Item 3.     Legal Proceedings

From time to time, we may be involved in legal proceedings and claims incidental to the conduct of our business. Although it is impossible to predict the outcome of these, we believe that such proceedings or claims, individually or in the aggregate, are not likely to have a material effect on our financial position or results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

Entrada held its annual stockholders meeting (the "Annual Meeting") on January 27, 2005 at 10:00 a.m. PST at Entrada's principal executive offices, 5755 Oberlin Drive, Suite 204, San Diego, California 92121. A total of 14,825,100 shares, or 96%, of Entrada's issued and outstanding Common Stock entitled to vote at the Annual Meeting was present in person or by proxy at the Annual Meeting. Matters submitted to stockholders at the Annual Meeting and the voting results thereof were as follows:

Election of Directors

Each of Dr. Kanwar J.S. Chadha, Mr. Leonard N. Hecht, Mr. Rohit Phansalkar and Dr. Davinder Sethi, having received a plurality of the votes cast at the Annual Meeting, was re-elected to serve on Entrada's Board of Directors until the 2006 annual stockholders meeting or until his successor is duly elected and qualified. The following is a breakdown of the voting results:

Director	Votes For	Votes Withheld or Against
Dr. Kanwar J.S. Chadha	14,401,484	423,616
Mr. Leonard N. Hecht	14,621,350	203,750
Mr. Rohit Phansalkar	14,621,417	203,683
Dr. Davinder Sethi	14,617,337	207,763

Ratification of Appointment of BDO Seidman, LLP as Independent Auditor for 2005 Fiscal Year

The stockholders ratified the appointment of BDO Seidman, LLP as Entrada's independent auditor for the fiscal year ended January 31, 2005, by a majority of votes present at the meeting, in person or by proxy, and entitled to vote on the proposal. The following is a breakdown of the voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
14,685,949	79,896	59,255	0

Approval of Amended and Restated 2000 Stock Incentive Plan

The stockholders did not approve the proposal to adopt the Entrada Networks, Inc. Amended and Restated 2000 Stock Incentive Plan. The following is a breakdown of the voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,242,134	1,078,628	54,607	9,449,731

Approval of Amendment to Amended and Restated Certificate of Incorporation

The stockholders approved an amendment to Entrada's Amended and Restated Certificate of Incorporation, increasing the number of Entrada's authorized shares of Common Stock, $.001 par value, from 50,000,000 to 150,000,000, by a majority of shares of Entrada's Common Stock outstanding and entitled to vote at the Annual Meeting. The following is a breakdown of the voting results:

Votes For	Votes Against	Abstentions	Broker Non-Votes
13,591,321	1,178,247	55,532	0

On January 31, 2005, we filed a Certificate of Amendment with the Secretary of State of the State of Delaware, pursuant to which the amendment became effective as of such date.

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is currently listed on the Over-the-Counter Bulletin Board under the symbol "ESAN." Our common stock traded on the NASDAQ National Market from the date it began to be publicly traded in November 1995 under the symbol "SYNX" until September 1, 2000, when our trading symbol changed to "ESAN." On February 1, 2002, our common stock began trading on the NASDAQ Small Cap Market under the symbol "ESAN." On October 31, 2002, our common stock was delisted from the NASDAQ Small Cap Market and began trading on the Over-the-Counter Bulletin Board (the "OTCBB") under the same symbol.

The following table sets forth, for the fiscal quarters indicated, the high/ask and low/bid information as reported on the National Association of Securities Dealers OTC Electronic Bulletin Board.

Fiscal 2004
Quarter from February 1, 2003 to April 30, 2003	$0.42	$0.18
Quarter from May 1, 2003 to July 31, 2003	0.38	0.18
Quarter from August 1, 2003 to October 31 , 2003	0.24	0.10
Quarter from November 1, 2003 to January 31, 2004	0.27	0.10

Fiscal 2005
Quarter from February 1,2004 to April 30, 2004	0.38	0.15
Quarter from May 1, 2004 to July 31, 2004	0.25	0.13
Quarter from August 1, 2004 to October 31, 2004	0.19	0.08
Quarter from November 1, 2004 to January 31, 2005	$0.25	$0.08

    We have outstanding 15,430,076 shares of our common stock as of January 31, 2005. Our shares of common stock are held by approximately 8,600 stockholders.

    We have never paid any cash dividends on our common stock. Our present credit facility contains covenants, which preclude the payment of dividends. The present policy of the Board of Directors is to retain all available funds to finance the planned level of operations. In light of the anticipated cash needs of our business, it is not anticipated that any cash dividends will be paid to the holders of our common stock in the foreseeable future. In addition, any future debt financing or other financing of securities senior to our common stock would likely include financial and other covenants that will restrict our ability to pay dividends on our common stock.

    Our equity compensation plan and outstanding warrant information as of January 31, 2005 is as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a	)
Plan category
Equity Compensation Plans Approved by Security Holders	3,188,355	$0.49	1,557,386

Equity Compensation Plans Not Approved by Security Holders	30,575,757 *	$0.13	-
Total	33,764,112	$0.16	1,557,386

* Represents: (1) a fully-vested warrant to purchase up to 75,757 shares of our common stock at a per share exercise price of $3.30, issued to Silicon Valley Bank on February 20, 2001, which warrant expires on February 20, 2006; (2) fully-vested warrants to purchase up to an aggregate of 500,000 shares of our common stock at a per share exercise price of $0.35, issued on February 5, 2004 to the following individuals for the share amounts indicated, which warrants expire on February 5, 2007:

Warrant Holder	Shares
SBI Advisors, LLC	400,000
Shelly Singhal	50,000
Jon Buttles	25,000
Matt McGovern	25,000

(3) fully-vested warrants to purchase up to an aggregate of 5,000,000 shares of our common stock at a per share exercise price of $0.16, issued on May 14, 2004 to the following individuals for the share amounts indicated, which warrants expire on May 13, 2007:

Warrant Holder	Shares
SBI Brightline IV, LLC	3,450,000
John Wang	125,000
J. Michael Higginbotham	125,000
Suraj Gohill	125,000
Robert Gilman	250,000
Charles Dominick	250,000
Franklin C. Fisher, Jr.	175,000
Joseph A. Schick	25,000
Phoenix Capital Opportunity Fund	225,000
Jon Buttles	250,000

(4) fully vested warrants to purchase up to an aggregate of 15,000,000 shares of our common stock at a per share exercise price of $0.10, issued on October 21, 2004 to the following individuals for the share amounts indicated, which warrants expire on October 20, 2007:

Warrant Holder	Shares
David F. Evans	3,750,000
Crestwood Children's Trust	3,750,000
McGovern Living Trust (Dated September 28, 2004)	3,750,000
Jon Buttles	3,750,000

(5) a warrant to purchase up to an aggregate of 10,000,000 shares of our common stock at a per share exercise price of $0.12, issued to Trilogy on November 10, 2004. This warrant is exercisable on the earlier of January 1, 2005 or the date on which the registration statement of which this prospectus is a part is effective and expires on November 10, 2006. As long as we have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, Trilogy will not be entitled to exercise this warrant in an amount that, immediately following such purchase, would result in Trilogy beneficially owning 5% or more of our outstanding shares of common stock.

    See Note 9 to the Consolidated Financial Statements for information regarding the material features of the above plans approved by security holders.

Item 6. Management's Discussion and Analysis or Plan of Operations

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", and words of similar import constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are referred to the "Risk Factors" section of this Annual Report on Form 10-KSB contained herein, which identifies important risk factors that could cause actual results to differ from those contained in the forward-looking statements.

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

Overview

Our Ability to Continue as a Going Concern

We have suffered recurring losses from operations and as of January 31, 2005 we had a negative working capital of $136 thousand. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in retiring or restructuring the debt repayments due by July 31, 2005 in the aggregate principal amount of $1.9 million, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders.

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

 Our change in strategies

During the last three years, we have increasingly focused on our Torrey Pines Networks' product development efforts in the Storage Area Network and metropolitan network transport products marketplace. During fiscal 2004 we reevaluated this strategy. Our new strategies are provided below in order of priority:

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

Commercialize Torrey Pines' optical Silverline™ SAN and metropolitan area networks transport product line

Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.

And, maintain superior service and support for our Sync legacy products to sustain our recent profitable track record.

 Our change in profitability

Cisco Systems, Inc., our single largest customer, discontinued purchasing from us an adapter card starting from the third quarter of the fiscal year ended January 2004. During the twelve months ended January 31, 2004, Cisco Systems, accounted for approximately 56.7% of our consolidated net revenues. The loss of Cisco as a customer of our wholly-owned subsidiary, Rixon Networks, Inc., has had a material negative impact on our revenues and operating results.

Since May 2004, with the acquisition of Microtek Systems, Inc., we have added $2.5 million in revenues to the current fiscal year, but still trail behind the revenues of the prior fiscal year.

	Fiscal Years Ended January 31,
	2005	Pct of Revenue	2004	Pct of Revenue	Increase (Decrease) $	Increase (Decrease)%
NET REVENUES
PRODUCT	$2,623	63.6%	$5,224	84.0%	$(2,601)	(49.8)%
SERVICES	1,501	36.4%	997	16.0%	504	50.6%
TOTAL NET REVENUES	$4,124	100.0%	$6,221	100.0%	$(2,097)	(33.7)%

Results of Operations: Comparison of the Years Ended January 31, 2005 and January 31, 2004

Net revenue. Our consolidated net revenue from continuing operations for fiscal 2005 was $4.1 million compared to $6.2 million for fiscal 2004. Product revenues decreased to $2.6 million for fiscal 2005 from $5.2 million for fiscal 2004. The decrease in product revenue for fiscal 2004 resulted primarily from the loss of our major customer, Cisco. Service revenue increased to $1.5 million in fiscal 2005 from $1.0 million in fiscal 2004. The increase was due primarily to our Torrey Pines subsidiary's purchase of Microtek Systems in May 2004

Our Sync Research net revenues from the frame relay and service business declined 32.4% to $1.0 million for the fiscal year ended January 31, 2005 compared to $1.5 million net revenues for the fiscal year ended January 31, 2004.

Our Sync Research service revenue declined $0.3 million or 25.5% compared to $1.0 million for fiscal year 2004 primarily due to the loss of several service customers.

Our Rixon Networks net revenues were primarily from adapter card product revenues. These product revenues decreased $4.1 million or 88.2% to $0.6 million for the fiscal year ended January 31, 2005 from $4.7 million for the fiscal year ended January 31, 2004. This was primarily due to the loss of Cisco as previously described.

Our Torrey Pines Network subsidiary revenues includes the acquisition of Microtek Systems in May 2004. Revenues for the fiscal year ended January 31, 2005, were $2.5 million. We had no revenue from Torrey Pines Networks for the fiscal year ended January 31, 2004.

Gross profit. Cost of revenues consists principally of the costs of components, subcontract assembly from outside contract manufacturers, and in-house system integration, quality control, final testing, configuration costs and outside service costs. Gross profit increased to $1.7 million for the fiscal 2005 from $1.4 million for fiscal 2004. Our gross margin increased to 40.5% for the fiscal year ended January 31, 2005 from 21.9% for fiscal 2004. The increase in gross margins resulted primarily from the inclusion in fiscal 2004 of a provision for additional inventory reserves of $1.1 million.

Our Sync Research gross profit of $0.5 million for the fiscal year ended January 31, 2005 dropped by $0.2 million or 27.9% compared to $0.7 million for the fiscal year ended January 31, 2004. This was primarily due to the decline in legacy revenues.

Our Rixon Networks gross profit of $0.0 million decreased by $0.7 million or 99.8% for the fiscal year ended January 31, 2005 over the gross profit of the prior fiscal year of $0.7 million. Decreased net revenues and facility costs were the major elements of the decrease. In July 2004, we moved our Rixon and Sync operations to smaller facilities.

Other operating expenses. There were no other operating expenses in fiscal 2005, a decrease of $0.3 million over fiscal 2004.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses and travel expenses. Selling and marketing expenses decreased in our Rixon and Sync subsidiaries, but increased in Torrey Pines Networks due to its acquisition of Microtek Systems, and increased in total to $0.7 million for the fiscal year ended January 31, 2005 compared to $0.5 million for the prior fiscal year.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees, public company costs, and occupancy costs. General and administrative expenses increased 78.5% or $1.1 million over the prior year primarily due to the legal, audit and administrative costs associated with Torrey Pines acquisition of Microtek Systems and the associated preparation and filings of appropriate disclosures with the SEC. Such expenses were partially offset by the consolidation of facilities in Lake Forest and San Diego, California.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Expenses decreased $0.3 million or 25.8% over the prior fiscal year, however, engineering, research and development expenses remained on track for the development of our Torrey Pines' products.

Income taxes. The Company's effective income tax reconciles to the statutory rate for the years ended January 31, 2005 and 2004 as follows: (in thousands)

	January 31, 2005	January 31, 2004
Federal statutory rate	34.00%	34.00%
State taxes	0.00%	0.00%
Nondeductible expenses	0.00%	(1.00)%
Expiration of NOLs	(18.00)%	0.00%
CA NOL limitation	(19.00)%	0.00%
Change in valuation allowance	2.00%	(29.00)%
Other	1.00%	(4.00)%
Effective tax rate	0.00%	0.00%

A detail of the Company's deferred tax assets and liabilities as of January 31, 2005 and 2004 are as follows:

	January 31, 2005	January 31, 2004

Current:
Allowance for bad debts	$23	$16
Accrued vacation	9	20
Inventory Reserve	973	1,388
Deferred Revenue	452	157
Other	24	64
Valuation allowance	(1,481)	(1,645)

Total current	-	-
Non-current:
Net operating loss carry forwards	33,624	33,501
Fixed Assets	123	154
Valuation allowance	(33,747)	(33,655)
Net deferred tax asset	$-	$-

At January 31, 2005, our deferred income tax assets consist primarily of net operating loss carry forwards. The deferred tax asset was fully reserved as of January 31, 2005.

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

At January 31, 2005 the Company had available federal and state net operating loss carry forwards of approximately $95 million and $15 million, respectively, for income tax purposes. The federal and state losses will begin expiring in the 2006 and 2005 tax years, respectively. As of January 31, 2005 and 2004 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit and state net operating loss limitations.

The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. An ownership change may have occurred during the tax year ended January 31, 2001. As such, the above loss may be subject to the limitation of Section 382. At January 31, 2005 and 2004, a valuation allowance was recorded to reduce the deferred tax asset to zero since the recognition of the tax benefit could not be assured.

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

Our Rixon Networks gross profit of $0.7 million decreased by $4.7 million or 87.8% for the fiscal year ended January 31, 2004 over the gross profit of the prior fiscal year of $5.4 million. Decreased net revenues and the increased provision for inventory reserves during the fiscal year were the major elements of the increase.

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

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. All research and development costs are expensed as incurred. Engineering, research and development expenses remained on track for the development of our Torrey Pines' products.

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

Liquidity and Capital Resources

At January 31, 2005, we had a working capital deficit of $136 thousand, a decrease of $2.3 million from the working capital of $2.2 million at January 31, 2004. Cash flow used by operations was $1.4 million during the twelve months ended January 31, 2005 compared with $0.2 million for the twelve months ended January 31, 2004. The increase in cash flows used by operations reflects primarily an increase in net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves, non-cash interest expense as well as a decrease in accounts receivable and an increase in our interest costs due to short term financing for working capital and our Torrey Pines subsidiary's acquisition of Microtek. During the twelve months ended January 31, 2005, operating cash flow also reflect cash provided from increases in accounts payable, declines in prepaid and other current assets and inventories, offset by a increase in accrued expenses.. During the twelve months ended January 31, 2004, operating cash flow reflects cash used for accounts payables, accrued expenses and in other current liabilities offset by a decrease in inventories, accounts receivables and other current assets.

Our net investing activities consist primarily of purchases of property, plant and equipment and our purchase in May 2004 of Microtek Systems, Inc. Cash investments activities in the twelve months ended January 31, 2005 were $84 thousand for the purchase of property, plant and equipment and $511 thousand for the acquisition of Microtek Systems.

Our financing activities during the twelve months ended January 31, 2005 provided net cash flows of $2.1 million, primarily in connection with short-term bank debt and debt raised through the issuance of promissory notes totaling net of payments $1.875 million with maturities of $1.125 million and $0.750 million on July 31, 2005 for our Torrey Pines subsidiary's acquisition of Microtek Systems and working capital.

At January 31, 2005, our working capital was $(136) thousand and cash and cash equivalents and short-term investments were $148 thousand. At January 31, 2004, our working capital was $2.2 million and cash and cash equivalents and short-term investments were $72 thousand.

We have in place a line of credit that allows us to bridge the gap between our daily cash requirements and the cash we have on hand. We and our subsidiaries, Rixon Networks, Inc., Sync Research, Inc., and Torrey Pines Networks, Inc., including its subsidiary, Microtek Systems, Inc., are parties to that certain Amendment to Loan Documents and that certain Loan and Security Agreement (together, the "Amended and Restated Loan Agreement") with Silicon Valley Bank, a California chartered bank ("Silicon Valley Bank") dated December 14, 2004, which Amended and Restated Loan Agreement amends and restates that certain Loan and Security Agreement between the same parties and dated February 20, 2001, as amended through December 13, 2004 (the "Prior Loan Agreement"). We require access to this line of credit in order to operate. The credit facility is due to expire on July 31, 2005.

Under the Amended and Restated Loan Agreement, Silicon Valley Bank may, in its sole discretion, make advances to us against Eligible Accounts (as defined in the Amended and Restated Loan Agreement) of Rixon Networks, Sync Research, Torrey Pines and Microtek Systems. The principal amount of such advances will not exceed 75% of the face amount of Eligible Accounts of each of Rixon Networks and Sync Research and 80% of the face amount of Eligible Accounts of each of Torrey Pines and Microtek Systems, subject to certain adjustments. Silicon Valley Bank may change these percentages at any time in its sole discretion. The aggregate face amount of all Financed Receivables (defined as those Eligible Accounts against which Silicon Valley Bank makes advances to us) outstanding at any time may not exceed $1.0 million. In addition, Silicon Valley Bank has no obligation to make advances to us in excess of $800,000 in the aggregate at any time outstanding.

Amounts borrowed under the Amended and Restated Loan Agreement accrue interest at an annual rate equal to Silicon Valley Bank's prime rate plus 5% (10.25% at January 31, 2005). The minimum monthly interest payment during the term of the Amended and Restated Loan Agreement is $750. We are also subject to a monthly "collateral handling fee" of 0.75% of the Financed Receivable Balance (as defined in the Amended and Restated Loan Agreement) for each Financed Receivable outstanding, based upon a 360 day year (9.0% at January 31, 2005). Upon an Event of Default (as defined in the Amended and Restated Loan Agreement), the annual interest rate will increase by an additional 5% and the collateral handling fee will increase by an additional 0.50%.

Under the Amended and Restated Loan Agreement, we are obligated to repay amounts advanced against each Financed Receivable, including all related and accrued interest, other finance charges and the collateral handling fee, upon the earlier of (i) the date on which payment of the Financed Receivable is received; (ii) the date on which the Financed Receivable no longer qualifies as an Eligible Account; (iii) the date on which any Adjustment (as defined in the Amended and Restated Loan Agreement) is asserted against the Financed Receivable (to the extent of such Adjustment); (iv) the date on which we breach certain representations and warranties or any covenant under the Amended and Restated Loan Agreement; or (v) expiration of the Amended and Restated Loan Agreement.

To secure our repayment of amounts borrowed under the Amended and Restated Loan Agreement, we granted to Silicon Valley Bank a security interest in substantially all of our assets, including our intellectual property rights, now owned or hereafter acquired. Pursuant to the Amended and Restated Loan Agreement, we are precluded from incurring any additional indebtedness other than certain permitted indebtedness as specifically set forth in the Amended and Restated Loan Agreement, which may include debt which is subordinated to our indebtedness to Silicon Valley Bank and incurred on terms acceptable to Silicon Valley Bank.

Upon an Event of Default, Silicon Valley Bank may pursue a variety of remedies including, but not limited to, ceasing to make advances to us, declaring all our indebtedness to Silicon Valley Bank immediately due and payable, and taking possession and disposing of the collateral securing our performance obligations under the Amended and Restated Loan Agreement. Pursuant to the Amended and Restated Loan Agreement, an Event of Default includes, but is not limited to, our failure to timely repay our indebtedness to Silicon Valley Bank, our failure to perform any material term, provision or covenant included in the Amended and Restated Loan Agreement, the occurrence of a Material Adverse Change (as defined in the Amended and Restated Loan Agreement), our insolvency, and certain defaults by us under agreements with third parties.

Outstanding borrowings were $295,000 under the Amended and Restated Loan Agreement, as of January 31, 2005. The Amended and Restated Loan Agreement was to expire on December 17, 2004. However, each of the parties to the Amended and Restated Loan Agreement entered that certain Amendment to Loan Documents dated December 22, 2004, pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement to January 30, 2005. The expiration date of the Amended and Restated Loan Agreement has been further extended to July 31, 2005.

On February 8, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of February 8, 2004 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement (the "Maturity Date") to March 1, 2005. And, on March 4, 2005 the parties executed another Amendment to Documents, pursuant to which the Maturity Date was extended to March 31, 2005.

On April 5, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of March 31, 2004 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement to April 30, 2005. As per this Loan Agreement Amendment, the aggregate face amount of all financed receivables outstanding at any time may not exceed $625 thousand, and Silicon Valley Bank has no obligation to make advances to Entrada in excess of $500 thousand in the aggregate at any time outstanding. In addition, interest accrues at an annual rate equal to Silicon Valley Bank's prime rate plus 8.0% (13.25%).

On February 6, 2004, to raise interim financing, we issued Term Notes in the aggregate principal amount of $500,000, pursuant to that certain Term Credit Agreement (the "Original Credit Agreement") dated January 30, 2004, by and among us, Hong Kong League Central Credit Union ("HKL"), HIT Credit Union ("HIT") (hereinafter, the "Lenders") and SBI Advisors, LLC ("SBI"). The Term Notes are secured by our assets and mature on March 31, 2005. We are required to make monthly payments of interest accrued on the Term Notes. Interest accrues at the annual rate of 24%. We have the right to prepay the Term Notes without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 500,000 of our shares of common stock at a per share exercise price of $0.35. The warrants have a three-year term and are entitled to piggy-back registration rights.

On May 14, 2004, to raise interim financing, we issued additional Term Notes in the aggregate principal amount of $1,000,000, pursuant to that certain First Amendment to Term Credit Agreement dated May 14, 2004, by and among us, HKL, HIT, Brightline Bridge Partners I, LLC ("Brightline") and SBI (the "First Amendment") which amended the Original Credit Agreement. The Term Notes are secured by our assets and mature on March 31, 2005. We are required to make monthly payments of interest accrued on the Term Notes. Interest accrues at the annual rate of 24%. We have the right to prepay the Term Notes without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 5,000,000 of our shares of common stock at a per share exercise price of $0.16. The warrants have three-year terms and are entitled to piggy-back registration rights. In addition, we paid $75,000 in fees and issued 125,000 shares of common stock in connection with this transaction.

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

On October 4, 2004, to raise interim financing, we issued an additional Term Note in the principal amount of $750,000, pursuant to that certain Second Amendment to Term Credit Agreement (the "Second Amendment") dated October 4, 2004 by and among us, HKL, HIT, Brightline, Matthew McGovern, Jon Buttles and SBI, which further amends the Original Credit Agreement. The Term Note is secured by our assets and matures on March 31, 2005. We are required to make monthly payments of interest accrued on the Term Notes. Interest accrues at the annual rate of 24%. We have the right to prepay the Term Note without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 15,000,000 of our shares of common stock at a per share exercise price of $0.10. The warrants have three-year terms and are entitled to piggy-back registration rights. In addition, we paid $75,000 in fees in connection with this transaction.

Our obligations under the Original Credit Agreement, the First Amendment and the Second Amendment and the third amendment are secured by all of our assets pursuant to the terms of that certain Security Agreement dated January 30, 2004, by and among us and SBI (the "Security Agreement").

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

Effective January 29, 2005, Entrada Networks, Inc. ("Entrada") entered into the Third Amendment to Term Credit Agreement (the "Third Amendment") between Entrada, Hong Kong League Central Credit Union ("HKL"), HIT Credit Union ("HIT"), Brightline Bridge Partners I, LLC ("Brightline"), Matthew McGovern ("Mr. McGovern"), and Jon Buttles ("Mr. Buttles") (collectively, the "Lenders") and SBI Advisors, LLC ("SBI").

Pursuant to the Third Amendment, effective January 29, 2005, the Lenders agreed to extend from January 29, 2005 to March 31, 2005 the date on which Entrada must repay all unpaid principal owed by Entrada pursuant to the Original Credit Agreement. In addition, any cash proceeds Entrada receives upon the issuance and sale of its equity securities shall be first used to pay any accrued interest, ant then Entrada will use 70% of the remaining cash proceeds to prepay the outstanding principal amount owed under the Original Credit agreement, as amended.

Effective March 30, 2005, Entrada entered into the Fourth Amendment between Entrada and the Lenders that amends the Term Credit Agreement dated March 30, 2004, as amended by the First Amendment, dated May 14, 2004, as amended by the Second Amendment, dated October 1, 2004, and as further amended by the Third Amendment, dated January 29, 2005.

Pursuant to the Fourth Amendment, effective March 30, 2005, the Lenders agreed to extend from March 31, 2005 to July 31, 2005 the date on which Entrada must repay all unpaid principal and interest owed by Entrada pursuant to the Original Credit Agreement, as amended.

Pursuant to the Fourth Amendment, effective March 30, 2005, the Lenders agreed to reduce the interest rate to 10% per annum and the balance of 14% to be Paid In Kind which shall be computed and compounded monthly.

In addition, upon repayment of all amounts payable under the terms of the Term Notes, Lenders will retain 5,000,000 of the 20,500,000 original Warrants issued to SBI Advisors, LLC or its designees, and the balance of unexercised Warrants held by such parties at the time of repayment of the Term Notes will be returned to Borrower. These parties and their warrants holdings are as follows: (1) 3,500,000 with McGovern Living Trust; (2) 3,650,000 with Jon Buttles; (3) 3,250,000 with David F. Evans; and (4) 3,500,000 with Crestwood Children's Trust. The warrants retained by SBI or its designees shall be the then lowest priced warrants owned by SBI Advisors, LLC or its designees..

We have suffered recurring losses from operations through January 31, 2005 and as of January 31, 2005,  we had a negative working capital of $136 thousand. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in retiring or restructuring the debt repayments due by July 30, 2005 in the aggregate principal amount of $1.9 million pursuant to the Original Credit Agreement, as amended, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders.

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

While we experienced an operating loss for the 2005 fiscal year due to the loss of revenues from Cisco and our declining legacy service contracts, we are working toward a positive cash flow with our personnel reductions and cost cutting measures. However, there can be no assurance that future revenue gains from our additional sales personnel or anticipated cost reductions will occur or be sufficient to maintain operations if there are further reductions in revenue resulting from changes in the economy or our product marketing areas.

The following table presents, at January 31, 2005, our obligations and commitments to make future payments under contracts and contingent commitments.

	Payment Due by Period as of January 31, 2005
		Less than	1-3	4-5	After 5
Contractual Obligations (In thousands)	Total	1 Year	Years	Years	Years

Short Term Debt	$2,114	$2,087	$27	-	-
Operating Leases	372	184	188	-	-
Total Contractual Cash Obligations	$2,486	$2,271	$215	$-	$-

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

New Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation is not expected to have a material impact our financial statements.

In December 2004, the FASB issued statement No. 123R, , "Share-Based Payment", a revision to statement No. 123 "Accounting for Stock Based Compensation," This statement replaces statement no. 123 and supersedes APB No. 25. This statement sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after December 15, 2005. The Company will adopt this Statement in our fiscal year beginning February 1, 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

In November 2004, the FASB issued statement No. 151, "Inventory Costs." This statement eliminates the "so abnormal" criterion in ARB 43 "Inventory Pricing" and no longer permits a company to capitalize inventory costs on their balances sheets when the production defect rate varies significantly from the expected rate. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We will adopt this Statement in our fiscal year beginning February 1, 2006. We do not believe that this pronouncement will have a material effect on the Company's financial position and net income.

In December 2004, the FASB issued  Staff Position No. 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We are currently assessing the financial impact of FAS 109-1 on our consolidated financial statements

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Since we account for and report our physical inventory at the "lower of cost or market", and such net inventory comprises 50.1% of our current assets and 36.2% of total assets at January 31, 2005, we carefully evaluate the market value of that inventory on a continual basis. In a business such as ours, wherein we are stocking replacement parts to satisfy a customer's unknown needs, determining obsolescence is an inherently subjective process. Adjustments to obsolescence reserves are made based on judgments of market value that are supported by our best estimates of the future salability of specific items in that inventory.
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
 Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Entrada Networks, Inc.

We have audited the balance sheet of Entrada Networks, Inc. (the Company) as of January 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Entrada Networks, Inc. as of January 31, 2004 and for the year then ended, were audited by other auditors whose report dated March 25, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entrada Networks, Inc. as of January 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has reported accumulated losses as of January 31, 2005 and is dependent on additional financing to fund operations through the fiscal year ending January 31, 2006 and beyond. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Pererson & Co., LLP
Peterson & Co.,LLP
San Diego, California
May 13, 2005

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS JANUARY 31, 2005 AND 2004
(In Thousands)
	January 31, 2005	January 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$148	$72
Accounts receivable, net of allowance for doubtful accounts of $59 and $39, respectively	596	561
Inventory, net	2,154	2,294
Deferred costs	960	-
Prepaid expenses and other current assets	444	350
TOTAL CURRENT ASSETS	4,302	3,277
PROPERTY AND EQUIPMENT, NET	496	590
GOODWILL	1,135	-
OTHER ASSETS
Deposits	23	39
TOTAL OTHER ASSETS	23	39
TOTAL ASSETS	$5,956	$3,906
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$691	$383
Other current and accrued liabilities	498	265
Short-term debt
Bank	295	65
Other	1,819	-
Total Short-Term Debt	2,114	65
Deferred Revenue	1,135	394
TOTAL LIABILITIES	4,438	1,107
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 2,000 shares authorized; -0- shares issued.
Common stock, $.001 par value; 150,000 shares authorized; 15,430 shares issued and outstanding at January 31, 2005; 13,901 shares issued
and outstanding at January 31, 2004	15	13
Treasury Stock, 86,026 and 402,616 shares at cost , at January 31, 2005 and January 31, 2004, respectively	(26)	(127)
Additional paid-in capital	54,523	52,001
Accumulated deficit	(52,994)	(49,088)
TOTAL STOCKHOLDERS' EQUITY	1,518	2,799
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,956	$3,906
                    See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED JANUARY 31, 2005 and, 2004
(In Thousands, except per share amounts)
	2005	2004
NET REVENUES
PRODUCT	$2,623	$5,224
SERVICES	1,501	997
TOTAL NET REVENUES	4,124	6,221
COST OF REVENUE
PRODUCT	1,769	4,532
SERVICES	685	326
TOTAL COST OF REVENUE	2,454	4,858
GROSS PROFIT	1,670	1,363
OPERATING EXPENSES
Selling and marketing	696	456
Engineering, research and development	853	1,150
General and administrative	2,601	1,457
Other operating expenses	-	341
TOTAL OPERATING EXPENSES	4,150	3,404
INCOME (LOSS) FROM OPERATIONS	(2,480)	(2,041)
OTHER INCOME (EXPENSE)
Interest expense, net	(1,399)	(14)
Other income (expense)	27	71
TOTAL OTHER INCOME (EXPENSE)	(1,372)	57
NET INCOME (LOSS)	$(3,852)	$(1,984)
INCOME (LOSS) PER COMMON SHARE):
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,982	13,528
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.26)	$(0.15)
DILUTED	$(0.26)	$(0.15)
                See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED JANUARY, 2005 and 2004
(In Thousands)
				ADDITIONAL		TOTAL
	COMMON STOCK		TREASURY	PAID IN	ACCUMULATED	STOCKHOLDERS'
	Shares	Amount	STOCK	CAPITAL	DEFICIT	EQUITY
BALANCE AT JANUARY 31, 2003	12,937	$13	-	$52,001	$(47,104)	$4,910
Treasury Stock			(127)			(127)
Warrants Exercised	964	-		-	-	-
Net Loss	-	-		-	(1,984)	(1,984)
BALANCE AT JANUARY 31, 2004	13,901	13	(127)	52,001	(49,088)	2,799
Warrants issued in connection with Notes Payable and Marketing Agreement				2,224		2,224
Treasury Stock issued			101		(54)	47
Common stock issued in connection with Compensation Agreement and Acquisition	1,529	2		298		300
Net Loss					(3,852)	(3,852)
BALANCE AT JANUARY 31, 2005	15,430	$15	$(26)	$54,523	$(52,994)	$1,518

                See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004
(In Thousands)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,852)	$(1,984)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	369	486
Loss on the disposal of equipment	5	1
Non cash interest associated with debt discount amortization	893	-
Non cash marketing expense	198	-
Provision for doubtful accounts receivable	36	(95)
Provision for inventory reserve	-	1,097
Issuance of common stock in exchange for services	50	-
Issuance of treasury stock in exchange for services	47	-
Changes in assets and liabilities, net of effects of business entity acquisition:
Accounts receivable	518	807
Inventories	177	175
Prepaid and other current assets	245	517
Accounts payable	127	(428)
Accrued expenses	(256)	(584)
Deferred revenue	45	-
Other current liabilities	-	(164)
NET CASH USED IN OPERATING ACTIVITIES	(1,398)	(172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(84)	(4)
Cash paid for acquisition, net of cash acquired	(511)	-
Short-term investments	-	(82)
NET CASH USED IN INVESTING ACTIVITIES	(595)	(86)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on short-term line of credit	3,275	4,990
Payments on short-term line of credit	(3,046)	(5,400)
Proceeds from issuances of notes payable	2,250	-
Repayments on notes payable	(410)	-
Repayment of capital lease obligations	-	(68)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,069	(478)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76	(736)
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	72	808
CASH AND CASH EQUIVALENTS - END OF YEAR	$148	$72

Supplemental Cash Flow Information	Fiscal 2005	Fiscal 2004

Interest paid	$308	$22
Taxes paid	$-	$-

 See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

1. THE COMPANY AND BASIS OF PRESENTATION

Entrada Networks, Inc., through its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), is in the business of developing, marketing and selling products for the network connectivity segments. Our Torrey Pines Networks ("Torrey Pines") subsidiary designs, manufactures, markets and sells storage area network ("SAN") transport switching products. Torrey Pines Networks acquired all of the outstanding stock of Microtek Systems, Inc. on May 14, 2004. Microtek Systems is a provider of security, digital imaging, information infrastructures and storage solutions. Microtek Systems extends our core competencies in network and storage connectivity into solutions and applications specific to verticals, notably insurance, healthcare and financial sectors.

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

We manufacture and ship from our facility in Lake Forest, California with corporate offices in San Diego, California.

The Company, incorporated in Delaware as Sync Research, Inc., is the product of a reverse merger completed on August 31, 2000 with a wholly owned subsidiary of Sorrento Networks Corporation. This subsidiary was doing business as Entrada Networks-AJ. At the merger, we changed our name to Entrada Networks, Inc.  Subsequent to the merger, the former parent of Entrada Networks disposed of 5,517,500 of its shares of our common stock to its shareholders and holds approximately 458,286 or 3.3% of our common shares outstanding as of January 31, 2005.

2. LIQUIDITY AND GOING CONCERN:

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the year ended January 31, 2005 of $3,852,000, has incurred losses since inception totaling $52,994,000 through January 31, 2005, and is dependent of raising additional financing fund operations through the fiscal year ending January 31, 2006 and beyond. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    In order to continue as a going concern and to increase its revenues to a level necessary to achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company includes external financing to meet its working capital requirements and execute its management strategies of internal development and growth through acquisition. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    All references to a fiscal year refer to the fiscal year ending on January 31 of that year. For example, references to fiscal 2005 refer to the fiscal year beginning on February 1, 2004 and ending on January 31, 2005.

Principles of Consolidation - The balance sheets as of January 31, 2005 and 2004 and the consolidated statements of operations for the years ended January 31, 2005 and 2004 reflect our accounts and all subsidiaries controlled by us after the elimination of significant inter-company transactions and balances.

 Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ materially from these estimates.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

Cash and Cash Equivalents - All cash on hand and in banks, certificates of deposit and other highly liquid investments with original maturities of three months or less, when purchased are considered to be cash equivalents.

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

Inventory - Inventories, comprised of raw materials, work in process, finished goods and spare parts, are stated at the lower of cost (standard cost method which approximates, first-in, first-out) or market. Inventories at January 31, 2005 and 2004 consist of:

	2005	2004
Raw material	$1,994	$3,002
Work in process	45	61
Finished goods	2,483	2,642
Total Inventory	4,522	5,705
Less: Valuation reserve	(2,368)	(3,411)
Total Net Inventory	$2,154	$2,294

    Fair Value of Financial Instruments - The fair value of financial instruments, consisting of cash and cash equivalents and short term debt, are determined by reference to various market data and other valuation techniques as appropriate. We believe that there are no material differences between the recorded book values of our financial instruments and their estimated fair values.

    Property and Equipment - Property and equipment are recorded at historical cost. Repair  and maintenance costs are expensed when incurred. Depreciation and amortization are provided over the estimated useful lives of the individual assets or the terms of the leases, if shorter, using straight-line methods. Useful lives for property and equipment range from 3 to 10 years.

    Deferred Costs - Deferred costs represent the unamortized portion of amounts recorded in connection with the valuation of warrants issued in connection with a marketing agreement. Amounts deferred are amortized to expense over the term of the agreement.

Goodwill - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Impairment of Long-Lived Assets - The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not affect the Company's consolidated financial statements.

In accordance with Statement 144, long-lived assets, such as property, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with FASB Statement No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Research and Development - We expense research and development costs as incurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs". Research and development costs are costs associated with products or processes, including software development costs,  for which technological feasibility has not been proven and future benefits are uncertain. During fiscal year 2005 and 2004 research and development expenses were $0.9 million and $1.2 million, respectively.

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

Income Taxes - Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes. "The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes generally allowing for recognition of deferred tax assets in the current period for future benefit of net operating loss and research credit carry forwards as well as items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized if, on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. .

Advertising - We expense advertising expenditures as incurred. Advertising expenses consist of direct expenditures. There was no advertising expenses incurred during fiscal 2005 and 2004.

Income and Loss Per Common Share - Basic income and loss per common share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share is based on the weighted average number of common shares outstanding as well as dilutive potential common shares, which in our case consist of shares issuable under stock option plans and warrants. Potential common shares would not be included in the diluted loss per share computation for fiscal 2005 and 2004, as they would be anti-dilutive..

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

Stock-Based Compensation All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 123, our net loss and loss per share for the years ended January 31, 2005 and 2004 would have been as follows:

	Fiscal Year
	2005	2004
Net income (loss) as reported:	$(3,852)	$(1,984)
Add: Stock based employee compensation expense	-	117
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(192)	(250)
Pro forma income (loss)	$(4,044)	$(2,117)
Pro forma income (loss) per share:
Basic and diluted EPS as reported	$(0.26)	$(0.15)
Pro forma basic and diluted EPS	$(0.27)	$(0.15)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk free interest rate	4.2%	4.2%
Stock volatility factor	183%	183%
Weighted average expected option life	7.78 years	8.09 years
Expected dividend yield	0.0%	0.0%
Fair value of options granted	$0.11 to $0.26	$0.01 to $0.23
Weighted average fair value of options granted	$0.19	$0.23

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2002, and for variable interest entities in which an enterprise obtains an interest after that date. We have no variable interest entities and thus this interpretation is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued statement No. 123R, , "Share-Based Payment", a revision to statement No. 123 "Accounting for Stock Based Compensation." This statement replaces statement no. 123 and supersedes APB No. 25. This statement sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For public entities, this Statement is effective for the first interim period beginning after December 15, 2005. The Company will adopt this Statement in our fiscal year beginning February 1, 2006 and is evaluating this pronouncement's effect on the Company's financial position and net income.

In November 2004, the FASB issued statement No. 151, "Inventory Costs." This statement eliminates the "so abnormal" criterion in ARB 43 "Inventory Pricing" and no longer permits a company to capitalize inventory costs on their balances sheets when the production defect rate varies significantly from the expected rate. The Statement reduces the differences between U.S. and international accounting standards. This Statement is effective for inventory cost incurred during annual periods beginning after June 15, 2005. We will adopt this Statement in our fiscal year beginning February 1, 2006. We do not believe that this pronouncement will have a material effect on the Company's financial position and net income.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

In December 2004, the FASB issued  Staff Position No. 109-1 ("FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. We are currently assessing the financial impact of FAS 109-1 on our consolidated financial statements.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components as of January 31, 2005 and 2004:

	2005	2004
Manufacturing, engineering and plant equipment and software	$2,422	$8,469
Office furniture and fixtures	113	275
Leasehold and building improvements	-	249
Total property and equipment	2,535	8,993
Less: Accumulated depreciation and amortization	(2,039)	(8,403)
Net book value	$496	$590

Depreciation expense for fiscal 2005 and 2004 was $369 and $486, respectively.

        During 2005, we disposed of, or wrote off equipment, furniture and fixtures and leasehold improvements totaling $7.043 million and related accumulated depreciation of $7.03 million in connection with our asset review in December 2004.

5. SHORT TERM DEBT

Short term debt at January 31, 2005 and 2004 consisted of the following:
	2005	2004
Bank:
Floating interest rate loan based on 2.5% over lender's	$-	$65
prime rate secured by all of our tangible assets
Floating interest rate loan based on 5% over lender's	295	-
prime rate secured by all of our tangible assets
Other:
Term Notes at fixed interest rate of 18% to 24%
Principal balance outstanding	1,875	-
Less: unamortized discount	(171)	-
Net balance	1,704	-
Promissory Note at a fixed interest rate of 6%	115	-
Total other	1,819	-
Total	$2,114	$65

    Under the Amended and Restated Loan Agreement, Silicon Valley Bank may, in its sole discretion, make advances to us against Eligible Accounts (as defined in the Amended and Restated Loan Agreement) of Rixon Networks, Sync Research, Torrey Pines and Microtek Systems. The principal amount of such advances will not exceed 75% of the face amount of Eligible Accounts of each of Rixon Networks and Sync Research and 80% of the face amount of Eligible Accounts of each of Torrey Pines and Microtek Systems, subject to certain adjustments. Silicon Valley Bank may change these percentages at any time in its sole discretion. The aggregate face amount of all Financed Receivables (defined as those Eligible Accounts against which Silicon Valley Bank makes advances to us) outstanding at any time may not exceed $1.0 million. In addition, Silicon Valley Bank has no obligation to make advances to us when the outstanding advances in the aggregate exceed $800 thousand.

    Amounts borrowed under the Amended and Restated Loan Agreement accrue interest at an annual rate equal to Silicon Valley Bank's prime rate plus 5% (10.25% at January 31, 2005). The minimum monthly interest payment during the term of the Amended and Restated Loan Agreement is $750 dollars. We are also subject to a monthly "collateral handling fee" of 0.75% of the Financed Receivable Balance (as defined in the Amended and Restated Loan Agreement) for each Financed Receivable outstanding, based upon a 360 day year (9.0% at January 31, 2005). Upon an Event of Default (as defined in the Amended and Restated Loan Agreement), the annual interest rate will increase by an additional 5% and the collateral handling fee will increase by an additional 0.50%.

    On February 6, 2004 we issued Term Notes in the aggregate principal amount of $500 thousand, pursuant to that certain Term Credit Agreement (the “Original Credit Agreement”) dated January 30, 2004 by and among us, Hong Kong League Central Credit Union (“HKL”), HIT Credit Union (“HIT”) (hereinafter, the “Lenders”) and SBI Advisors, LLC (“SBI”). The original maturity date of the Term Notes was January 29, 2005, which was subsequently extended to July 31, 2005 (see Note 16). The Term Notes are secured by our assets, and accrue interest at an annual rate of 18% - 24%. Interest on the Term Notes is payable monthly, and we have the right to prepay the Term Notes without penalty. In connection with this transaction, we issued warrants to purchase an aggregate of 500,000 of our shares of common stock at a per share price of $0.35. The warrants have a three-year term, and the warrant holders are entitled to piggy-back registration rights.

    The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company record debt discount and additional paid in capital in the amount of $56 thousand. The recorded debt discount will be amortized as non-cash interest expense over the original one year maturity of the Term Notes.

    On May 14, 2004 we issued additional Term Notes in the aggregate principal amount of $1.0 million, pursuant to that certain First Amendment to Term Credit Agreement dated May 14, 2004 by and among us, HKL, HIT, Brightline bridge Partners, LLC (“Brightline”) and SBI (the “First Amendment”) which amended the Original Credit Agreement. The original maturity date of the Term Notes was January 29, 2005, which was subsequently extended to July 31, 2005 (see Note 16). The Term Notes are secured by our assets, and accrue interest at an annual rate of 24%. Interest on the Term Notes is payable monthly, and we have the right to prepay the Term Notes without penalty. In connection with the First Amendment, we issued warrants to purchase an aggregate of 5,000,000 of our shares of common stock at a per share price of $0.16. The warrants have a three-year term, and the warrant holders are entitled to piggy-back registration rights.

    The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company record debt discount and additional paid in capital in the amount of $496 thousand.  The recorded debt discount will be amortized as non-cash interest expense over the remaining 6 month term of the maturity of the amended Term Notes.

    On May 14, 2004, Torrey Pines acquired Microtek Systems, Inc. Under the terms of this acquisition, Torrey Pines acquired all of the issued capital stock of Microtek in exchange for $750 thousand in cash, a promissory note for $150 thousand ("Promissory Note"),  1,302,083 shares of our common stock, and other consideration. Of the $1.0 million,  we concurrently raised in the interim financing, we used $750 thousand as cash consideration to buy Microtek. The Promissory Note is payable in four equal semi-annual installments, including interest on the unpaid principal balance accrued at a rate of 6% per annum, commencing November 14, 2004 and ending May 14, 2006.

    On October 4, 2004 we issued additional Term Notes in the aggregate principal amount of $750 thousand, pursuant to that certain Second Amendment to Term Credit Agreement (the “Second Amendment”) dated October 4, 2004 by and among us, HKL, HIT, Brightline Matthew McGovern, Jon Buttles and SBI which further amended the Original Credit Agreement, and extended original maturity date of the Term Notes was January 29, 2005 to March 31, 2005. The maturity date was subsequently extended to July 31, 2005 (see Note 16). The Term Notes are secured by our assets, and accrue interest at an annual rate of 24%. Interest on the Term Notes is payable monthly, and we have the right to prepay the Term Notes without penalty. In connection with the First Amendment, we issued warrants to purchase an aggregate of 15,000,000 of our shares of common stock at a per share price of $0.10. The warrants have a three-year term, and the warrant holders are entitled to piggy-back registration rights.

    The Company determined the fair value of the warrants issued in connection with the convertible notes using a Black-Scholes valuation model, and allocated the proceeds from the issuance of the notes between the warrants and convertible debt, based on the determination of their relative fair values. As a result of the fair value allocation of the warrants, the Company record debt discount and additional paid in capital in the amount of $513 thousand. The recorded debt discount will be amortized as non-cash interest expense over the remaining 8.5 month term of the original maturity of the Term Notes.

    Our obligations under the Original Credit Agreement, the First Amendment, the Second Amendment and the third Amendment are secured by all of our assets pursuant to the terms of that certain Security Agreement dated January 30, 2004, by and among us and SBI (the "Security Agreement").

6. OTHER CURRENT AND ACCRUED LIABILITIES

Other current and accrued liabilities consisted of the following as of January 31, 2005 and 2004.

	2005	2004
Payroll and employee benefits	$186	$102
Accrued expenses	164	55
Sales tax payable	8	29
Accrued audit fees	65	60
Office lease	15	-
Other	60	19
Total	$498	$265

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

7. LEASES AND OTHER COMMITMENTS

Rental expense under operating leases was $279 and $686 for the years ended January 31, 2005 and 2004, respectively. There were future operating lease commitments in excess of one year as of January 31, 2005 as follows:

	Contractual Obligations (In thousands)
	Payment Due by Period as of January 31, 2005
	Total	Less than 1Year	1-3 Years	4-5 Years	After 5 Years
Short Term Debt	$2,114	$2,087	$27	$-	$-
Operating Leases	$372	$184	188	-	-
Total Contractual Cash Obligations	$2,486	$2,271	$215	$-	$-

In the merger agreement between Sync Research and our former parent, Sorrento Networks Corporation, Sorrento agreed to indemnify and hold us harmless against any liability arising after the merger in connection with the termination of a certain frozen defined pension plan maintained by Rixon. In July 2004, Sorrento was acquired by Zhone Technologies, Inc. A consultant retained by Sorrento and by the successor corporation to the entity from whom Sorrento originally purchased the company that became Rixon, had advised Sorrento and the successor corporation that the cost of termination of the pension plan in question could be in excess of $3 million. We do not believe that we are responsible for this termination cost or for the failure by Sorrento and Zhone to make required contributions to the plan, and have made no adjustments in our financial statements to record the contingent liability. However, to date we have voluntarily administered the plan. Sorrento and Anite, the original plan sponsor, have failed to make required contributions to the Plan since July 15, 2004.  As part of its administrative duties with respect to the Plan, the Company has filed the required Post-Event Notice of Reportable Events (Form 10) with the Pension Benefit Guarantee Corporation for the failure by Sorrento and Anite to make required contributions to the Plan.

8. LITIGATION

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

9. STOCKHOLDERS' EQUITY

We are authorized to issue the following shares of stock:

150,000,000 shares of Common Stock ($.001 par value)
2,000,000 shares of Preferred Stock ($.001 par value)

None of our preferred stock was outstanding during the years ended January 31, 2005 and 2004.

On January 27, 2005, the stockholders approved an amendment to Entrada's Amended and Restated Certificate of Incorporation, increasing the number of Entrada's authorized shares of Common Stock, $.001 par value, from 50,000,000 to 150,000,000, On January 31, 2005, we filed a Certificate of Amendment with the Secretary of State of the State of Delaware, pursuant to which the amendment became effective as of such date.

On February 6, 2004, the Company issued 500,000 warrants in connection with the Term Notes dated January 30, 2004.  The warrants were valued using a Black -Scholes valuation model and, based on the relative fair value allocation of proceeds between the Term Notes and warrants, additional paid in capital in the amount of $56 thousand was recorded related to the warrants.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

On May 14, 2004, the Company issued 5,000,000 warrants in connection with the placement of $1.0 million debt.  The warrants were valued using a Black Scholes valuation model and, based on the relative fair value allocation of proceeds between the Term Notes and warrants, additional paid in capital in the amount of $496 thousand was recorded related to the warrants.

In November 2004, the Company issued 15,000,000 warrants in connection with the placement of $750 thousand in debt and 10,000,000 warrants in connection with a marketing agreement with Trilogy.  The warrants were valued using a Black-Scholes valuation model.    Based on the relative fair value allocation of proceeds between the debt and warrants, and based on the valuation of warrants issued to Trilogy, paid in capital in the amounts of $513 thousand and  $1,159, respectively, was recorded related to the warrants.

10. STOCK OPTION PLANS AND STOCK AWARD PLAN

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

The following table summarizes the activity in our plans:

		Weighted Average
	Number of Shares	Exercise Price
Shares under option at January 31, 2002	3,005,766	$2.89
Granted	85,500	$0.14
Cancelled	(1,584,524)	$3.59
Shares under option at January 31, 2003	1,506,742	$2.65
Granted	1,521,583	$0.23
Cancelled	(53,519)	$0.54
Shares under option at January 31, 2004	2,974,806	$1.11
Granted	763,500	$0.20
Cancelled	(549,951)	$0.22
Shares under option at January 31, 2005	3,188,355	$0.95

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

Additional information relating to stock options outstanding and exercisable at January 31, 2005 summarized by exercise price is as follows:

	Outstanding			Exercisable
Exercise Price	Weighted Average			Weighted Average
Per Share	Shares	Life (Years	)	Exercise Price	Shares	Exercise Price
$0.10 - $0.15	923,250	7.33		$0.13	826,329	$0.13
$0.17 - $0.21	549,958	9.07		$0.19	133,750	$0.18
$0.22 - $0.22	1,039,983	8.02		$0.22	1,036,838	$0.22
$0.26- $5.63	667,104	7.00		$1.52	405,979	$2.32
$11.09 - $16.56	8,060	3.29		$13.84	8,060	$13.84
$0.10 - $16.56	3,188,355	7.78		$0.49	2,410,956	$0.59

11.	INCOME TAXES

The Company's effective income tax reconciles to the statutory rate for the years ended January 31, 2005 and 2004 as follows:

Income taxes. The Company's effective income tax reconciles to the statutory rate for the years ended January 31, 2005 and 2004 as follows: (in thousands)

	January 31, 2005	January 31, 2004
Federal statutory rate	34.00%	34.00%
State taxes	0.00%	0.00%
Nondeductible expenses	0.00%	(1.00)%
Expiration of NOLs	(18.00)%	0.00%
CA NOL limitation	(19.00)%	0.00%
Change in valuation allowance	2.00%	(29.00)%
Other	1.00%	(4.00)%
Effective tax rate	0.00%	0.00%

A detail of the Company's deferred tax assets and liabilities as of January 31, 2005 and 2004 are as follows:

	January 31, 2005	January 31, 2004

Current:
Allowance for bad debts	$23	$16
Accrued vacation	9	20
Inventory Reserve	973	1,388
Deferred Revenue	452	157
Other	24	64
Valuation allowance	(1,481)	(1,645)

Total current	-	-
Non-current:
Net operating loss carry forwards	33,624	33,501
Fixed Assets	123	154
Valuation allowance	(33,747)	(33,655)
Net deferred tax asset	$-	$-

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

At January 31, 2005, our deferred income tax assets consist primarily of net operating loss carry forwards. The deferred tax asset was fully reserved as of January 31, 2005.

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

At January 31, 2005 the Company had available federal and state net operating loss carry forwards of approximately $95 million and $15 million, respectively, for income tax purposes. The federal and state losses will begin expiring in the 2006 and 2005 tax years, respectively. As of January 31, 2005 and 2004, our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit and state net operating loss limitations.

The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. An ownership change may have occurred during the tax year ended January 31, 2001. As such, the above loss may be subject to the limitation of Section 382. At January 31, 2005 and 2004, a valuation allowance was recorded to reduce the deferred tax asset to zero since the recognition of the tax benefit could not be assured.

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Non-Cash Financing and Investing Activities	Fiscal Year 2005	Fiscal Year 2004
Value of warrants issued in connection with Term Notes	$1,065	$-
Value of common stock issued in connection with acquisition	$250	$-

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

13.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. We place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

    Customers greater than 10% of our net revenues and net receivables in a given fiscal year are as follows:

	Percent net revenues (>10%		Percent net receivables (>10%)
Description	Fiscal years ended January 31,		Fiscal years ended January 31,
	2005	2004	2005	2004
Cisco	-%	56.7%	-%	-%
Ingram Micro	-%	-%	-%	14.0%
IntegraSys	-%	-%	-%	62.0%
Rorke Data	-%	-%	12.1%	-%

14. Acquisition of Microtek Systems, Inc by subsidiary Torrey Pines Networks, Inc

On May 14, 2004, Torrey Pines Networks, the Company's subsidiary, acquired Microtek Systems, Inc. (Microtek), a leading provider of security, digital imaging, information infrastructures and storage solutions. Microtek was a privately held Milwaukee, Wisconsin based corporation. Microtek offers highly specialized services in consulting, assessment, and solutions to challenges in security, digital imaging, storage, and information infrastructures. It has an installed customer base across financial, healthcare and insurance sectors.

Under the terms of this acquisition, we acquired all of the issued capital stock of Microtek. The purchase price of $1,219 was determined as follows:

Cash paid	$750
Note payable	150
Common stock	250
Direct transaction costs	69
Total purchase price	$1,219

The fair value of the Company's stock was determined based on 1,302,083 shares issued and priced using the closing price on the date of the acquisition.

The allocation of the purchase price to the assets acquired and the liabilities assumed based on their fair values are as follows:

Assets Acquired
Cash acquired	$308
Accounts receivable, net	591
Inventory, net	37
Prepaid expenses and other current assets	321
Property and equipment, net	207
Goodwill	1,135
Total Assets Acquired	$2,599
Liabilities Assumed
Accounts payable	(366)
Short term debt	(12)
Accrued liabilities	(306)
Deferred revenue	(696)
Total Liabilities Assumed	$(1,380)
Total Purchase Price	$1,219

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

An allocation of $1,135 to Goodwill has been made. Goodwill represents the excess of the purchase price over the fair market value of the net tangible and intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually.

    Microtek's operations have been included in the company's financial results from the date of acquisition through the balance of the fiscal year ended January 31, 2005.

15. EMPLOYEE BENEFIT PLANS

    Effective August 31, 2000, the Company adopted the Entrada 401K Plan (the "Plan") for employees of the Company. This defined contribution plan allows employees to contribute up to 15% of pre-tax wages, limited to the maximum amount permitted by federal law. Entrada makes no matching contribution, but does pay for the administration of the plan, which amounted to $26 thousand for each of the fiscal years ended 2005 and 2004.

16. SUBSEQUENT EVENTS

On January 31, 2005, the Audit Committee of our Board of Directors ended the engagement with BDO Seidman, LLP ("BDO"), our independent accountants, and thereafter approved the selection of new independent accountants, as described below.

The reports of BDO on our financial statements for the fiscal years ended January 31, 2003 and 2004 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the our two most recent fiscal years ended January 31, 2003 and 2004, and for the subsequent interim periods preceding this dismissal, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years or interim periods.

On February 22, 2005, the Audit Committee of our Board of Directors engaged Peterson and Co., LLP ("PCO") as our new independent certified public accountants.

Prior to February 22, 2005, there were no consultations between Entrada and PCO regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Entrada's financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

On February 8, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of February 8, 2004 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement (the "Maturity Date") to March 1, 2005.  On March 4, 2005 the parties executed another Amendment to Documents, pursuant to which the Maturity Date was extended to March 31, 2005. This was further extended to July 31, 2005. On April 5, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of March 31, 2004 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement to April 30, 2005. As per this Loan Agreement Amendment, the aggregate face amount of all financed receivables outstanding at any time may not exceed $625 thousand, and Silicon Valley Bank has no obligation to make advances to Entrada in excess of $500 thousand in the aggregate at any time outstanding. In addition, interest accrues at an annual rate equal to Silicon Valley Bank's prime rate plus 8.0% (13.75%).

On May 3, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of April 30, 2005 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement to July 31, 2005.

Effective January 29, 2005, Entrada Networks, Inc. ("Entrada") entered into the Third Amendment to Term Credit Agreement (the "Third Amendment") between Entrada, Hong Kong League Central Credit Union ("HKL"), HIT Credit Union ("HIT"), Brightline Bridge Partners I, LLC ("Brightline"), Matthew McGovern ("Mr. McGovern"), and Jon Buttles ("Mr. Buttles") (collectively, the "Lenders") and SBI Advisors, LLC ("SBI").

Pursuant to the Third Amendment, effective January 29, 2005, the Lenders agreed to extend from January 29, 2005 to March 31, 2005 the date on which Entrada must repay all unpaid principal owed by Entrada pursuant to the Original Credit Agreement, In addition, Any cash proceeds Entrada receives upon the issuance and sale of its equity securities shall be first used to pay any accrued interest, ant then Entrada will use 70% of the remaining cash proceeds to prepay the outstanding principal amount owed under the Original Credit agreement, as amended.

Effective March 30, 2005, Entrada entered into the Fourth Amendment between Entrada and the Lenders that amends the Term Credit Agreement dated January 30, 2004, between Entrada, HKL, HIT, Shelly Singhal ("Mr. Singhal") and SBI (the "Original Credit Agreement"), as amended by the First Amendment to Term Credit Agreement (the "First Amendment"), dated May 14, 2004, between Entrada, SBI and the Lenders identified therein, and as further amended by the Second Amendment to Term Credit Agreement (the "Second Amendment"), dated October 1, 2004, between Entrada, SBI and the Lenders identified therein and as further amended by the Third Amendment Term Credit Agreement (the "Third Amendment"), dated January 29, 2005, between Entrada, SBI and the Lenders identified therein.

Pursuant to the Fourth Amendment, effective March 30, 2005, the Lenders agreed to extend from March 31, 2005 to July 31, 2005 the date on which Entrada must repay all unpaid principal and interest owed by Entrada pursuant to the Original Credit Agreement, as amended.

Pursuant to the Fourth Amendment, effective March 30, 2005, the Lenders agreed to reduce the interest rate to 10% per annum and the balance of 14% to be Paid In Kind which shall be computed and compounded monthly.

In addition, Upon repayment of all amounts payable under the terms of the Term Notes, Lenders will retain 5,000,000 of the 20,500,000 original Warrants issued to SBI Advisors, LLC or its designees, and the balance of unexercised Warrants held by such parties at the time of repayment of the Term Notes will be returned to Borrower. The warrants retained by SBI or its designees shall be the then lowest priced warrants owned by SBI Advisors, LLC or its designees.

On May 31, 2005, Entrada terminated its engagement with Trilogy Capital Partners ("Trilogy") and Trilogy agreed to return to Entrada 8,500,000 of the original 10,000,000 Warrants issued to Trilogy.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

17. OPERATING SEGMENT INFORMATION

Geographical Information

The table below presents external revenues based on the locations of the customer:

	Fiscal year ended January 31
	2005	2004
Net Revenues:
United States	$4,075	$5,550
Europe	49	671
Total net revenues	$4,124	$6,221

Products and Service Revenue

The table below presents external revenues for groups of similar products and services:

	Fiscal year ended January 31
	2005	2004
Net Revenues:
Network adapter cards	$555	$4,701
Frame relay network products	294	523
Torrey Pines-Optical Transport	72	-
Torrey Pines-Solution Sales	1,702	-
Service and support	1,501	997
Total net revenue	$4,124	$6,221

Supplemental Financial Information

There were no inter-segment revenues.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, except share and per share amounts)

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

    Segment Financial Information for the year ended January 31, 2005:
	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Fiscal year ended January 31, 2005
Total Revenues	$555	$1,027	$2,542	$4,124
Net Income (loss)	(3,820)	403	(435)	(3,852)
Depreciation and amortization expense	148	30	191	369
Inventory reserve additions	-	-	-	-
Capital asset additions	61	-	23	84
Total Assets	3,045	299	2,612	5,956

    Segment Financial Information fiscal year ended January 31, 2004:

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Fiscal year ended January 31, 2004
Total Revenues	$4,702	$1,519	$-	$6,221
Net Income (loss)	(2,328)	706	(362)	(1,984)
Depreciation and amortization expense	269	52	165	486
Inventory reserve additions	1,097	-	-	1,097
Capital asset additions	4	-	-	4
Total Assets	2,544	744	618	3,906

Item 8.  Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure

Effective January 31, 2005, BDO Seidman, LLP ("BDO"), our independent accountants, were dismissed by the Audit Committee of our Board of Directors. The reports of BDO on our financial statements for the fiscal years ended January 31, 2003 and 2004 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the our two most recent fiscal years ended January 31, 2003 and 2004, and for the subsequent interim periods preceding this dismissal, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years or interim periods.

On February 22, 2005, the Audit Committee of our Board of Directors engaged Peterson and Co., LLP ("PCO") as our new independent certified public accountants. Prior to February 22, 2005, there were no consultations between Entrada and PCO regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Entrada's financial statements.

Item 8a.  Controls and Procedures

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

In connection with its audit of the Company's financial statements for the year ended January 31, 2005, our independent auditors identified certain items that it considers to be material weaknesses in the effectiveness of the Company's internal controls. A "material weakness" is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial statements in a timely manner.

These material weaknesses are primarily due to staffing and limited resources in the accounting function which: a) limit the level of monitoring and oversight within the accounting function and which restricts the Company's ability to gather, analyze, reconcile accounts, and report information relative to the financial statement assertions in a timely manner; and b) limit the ability to obtain optimum segregation of duties required to meet the increased public reporting demands. Additionally, the Company's accounting functions are not centralized or effectively coordinated.

Management is giving serious consideration to the identified material weaknesses and reviewing alternatives that would streamline the accounting functions across the Company's subsidiaries, and allocate additional resources to be able to perform the accounting functions effectively and in a timely manner.

PART III

Item 9. Directors and Executive Officers of the Registrant

    On April 30, 2005, our directors and executive officers were:

Name	Age	Position
Kanwar J.S. Chadha	59	Chairman, President, Chief Executive Officer, Director
Davinder Sethi	58	Vice Chairman, Chief Financial Officer, Director (ii)
Leonard Hecht	68	Director, Chairman of Audit Committee (i)
Rohit Phansalkar	59	Director, Chairman of Compensation Committee (ii)

(i) Member of Compensation Committee, (ii) Member of Audit Committee
Mr. Leonard Hecht and Mr. Rohit Phansalkar are our independent directors of the board and they are also financial experts.

    Dr. Kanwar J.S. Chadha, 59, has served as our President and Chief Executive Officer since April 2000. He was elected as a director on August 31, 2000 and elected Chairman on September 28, 2001. He joined AT&T Bell Laboratories in February 1973 as a Member of Technical Staff and served as a systems engineer and principal software designer for the AMPS trial system. As a Supervisor at AT&T Bell Laboratories from August 1977 to August 1980, Dr. Chadha was responsible for the development of various software systems. As a Department Head at AT&T Bell Laboratories from August 1980 to January 1987, he managed the development of cellular phone technologies, MERLIN phone system, Applications Processor, Videotex system, and System 25 PBX. Dr. Chadha was a co-founder of WaterBazaar.com e-portal. Dr. Chadha was also a founder of ERPL, Inc., a firm that specializes in the development of embedded software systems, enterprise and manufacturing resource planning software systems, and that provides business-to-business e-marketplace systems solutions and development. From 1988 to 1999, Dr. Chadha ran his own private businesses in the graphic arts arena. Dr. Chadha holds a B.E. (Hons) in Electrical Engineering from Thapar Institute of Technology, Punjab, India, a M.A.Sc. in Control Systems from the University of Toronto, Ontario, Canada, and a Ph.D. in Systems Engineering from Case Western Reserve University, Cleveland, Ohio. Dr. Chadha is a first cousin of Dr. Davinder Sethi, one of our directors.

    Dr. Davinder Sethi, 58, was appointed as our senior vice president in January 2005. He has served as our Chief Financial Officer since November 1, 2001. He has been one of our directors since September 2000. He was elected our Vice Chairman on November 19, 2001. During 1999 and 2000, Dr. Sethi was an independent advisor in the fields of information technology and finance. He was Chairman and Chief Executive Officer of iPing, Inc., and was a Director and Senior Advisor to Barclays de Zoete Wedd. In addition, Dr. Sethi spent seven years at Bell Laboratories in operations research and communications network planning and seven years in corporate finance at AT&T. Dr. Sethi holds a Ph.D. and M.S. in Operations Research, Economics and Statistics from the University of California, Berkeley, and is a graduate of the Executive Management Program at Penn State University. Dr. Sethi also serves on the Board of Directors of WorldWater Corporation. Dr. Sethi is a first cousin of Dr. Chadha, our Chairman, President and Chief Executive Officer and one of our directors.

    Leonard N. Hecht, 68, has served as one of our directors since August 31, 2000 and as our Chairman from September 2000 until August 2001. Mr. Hecht is a member of our Audit and Compensation Committees and is the Chairman of the Audit Committee. Mr. Hecht served as Executive Vice President of Sorrento Networks, Inc. from August 2000 until January 2001 and as one of its directors from June 1996 to January 2001. Since 1994, he has been President of Chrysalis Capital Group, an investment banking company specializing in mergers, acquisitions and financings that he founded. From 1987 to 1993, Mr. Hecht was Managing Director of the Investment Banking Group and head of the Technology Assessment Group of Houlihan Lokey Howard & Zukin, a financial advisory firm. From 1984 to 1987, Mr. Hecht was the Vice Chairman of the Board and Chief Executive Officer of Quantech Electronics Corp., a diversified publicly held electronics company. Prior to joining Quantech, Mr. Hecht was a founding principal of Xerox Development Corporation, a wholly owned subsidiary of the Xerox Corporation. Xerox Development Corporation was active in strategic planning, mergers and acquisitions, divestitures, licensing, joint ventures and venture investing for the Xerox Corporation. Mr. Hecht has served on the board of many public companies including DCC Corporation from January 1997 to January 2000, Concurrent Computer Corporation from January 1993 to December 1994, Hygrade Electronics Corp. from 1980 to Dec 1986 and Micronetics, Inc. from January 1980 to December 1986.

    Rohit Phansalkar, 59, has served as one of our directors since August 31, 2000. He is a member of our Audit and Compensation Committees and is the Chairman of the Compensation Committee. Since January 2001, Mr. Phansalkar has been the Chairman & CEO of RKP Capital, Inc. an investment banking boutique specializing in financings, mergers and acquisitions. Mr. Phansalkar was the Chairman and Chief Executive Officer of Sorrento Networks Corporation from July to September 2000. He was a partner of Anderson Weinroth & Co. LP from February 1998 to June 2000. Prior to that, Mr. Phansalkar was the co-founder, Vice Chairman and Chief Executive Officer of Newbridge Capital, a firm dedicated to making private equity investments in India. From 1993 to 1996, Mr. Phansalkar was a Managing Director of Oppenheimer & Co., where he was the head of the Energy Finance Group. Mr. Phansalkar was the founding Chairman of The India Fund, a $510 million closed-end fund listed on the NYSE. Prior to joining Oppenheimer, Mr. Phansalkar was a Managing Director of Bear Stearns & Co. He is a director of Zip Global Networks. Mr. Phansalkar received a BS in engineering from Michigan Technological University and a MBA from Harvard Graduate School of Business.

Other Senior Managers

    Jim Dziak, President, Microtek Systems. Jim founded Microtek in 1985 & grew it to $4 million/yr revenue by 2003 with seventeen employees before joining Entrada in May 2004. Microtek is located in Milwaukee, Wisconsin.

    Raj Ganti, Chief Technology Officer &Vice President. Mr. Ganti joined Entrada in 2001 from Qualcomm where he most recently held the position of Lead Architect for designing broadband wireless products. He also was Senior Staff Engineer/Manager at Qualcomm, and responsible for developing and designing server farms and high speed networks using ATM/Gigabit Ethernet. Mr. Ganti is a contributing author to several networking magazines, routinely speaks at conferences, and teaches advanced networking courses at UC San Diego. He holds a BSEE from Bharathiar University (India) as well as an MSEE from the University of Southern California.

    Jim Loofbourrow, Vice President, Finance. Mr. Loofbourrow joined Sync Research's finance department in 1995. He was founder and President of Divajex Industries from 1970 through 1986. From 1986 until 1989, he operated Nautilus Computers, a service company evaluating and installing corporate networks and accounting systems on small to medium sized business. From 1989 through 1995 he ran TechnOzone, Inc., a manufacturing company working with the ozonation of fruit packing-house water. He holds a BS degree from Yale University and an MBA from Stanford University.

Item 10. Executive Compensation

The following tables set forth the annual compensation for both individuals who served as our Chairman and Chief Executive Officer ("CEO") for the fiscal years ended January 31, 2005 and 2004 and for our Vice Chairman and Chief Financial Officer ("CFO"). There were no other executive officers at the end of the fiscal year who served the company during the year and whose salary and bonus exceeded $100,000.

Summary Compensation Table

	Annual Compensation							Long-Term Compensation
						Other		Restricted		Securities		Long-Term	All
						Annual		Stock		Underlying		Incentive	Other
	Fiscal	Salary		Bonus		Compensation		Award(s	)	Options		Plan	Compensation
Name and Principal Position	Year	($	)	($	)	($	)	($	)	(#	)	Payouts	($	)
Kanwar J.S. Chadha, Ph.D.,	2005	222,230		-		-		-		200,000		-	50,000(*	)
Chairman, CEO,	2004	187,986		55,000		-				810,000		-	-
President, Director										-		-	-

Davinder Sethi, Ph.D.	2005	93,486		-		-		-		50,000		-	-
Vice Chairman, CFO,	2004	141,066		30,000		-		-		200,000		-	-
Director

    * Dr. Chadha received $50,000 in stock on May 14, 2004 as a bonus for making the Microtek acquisition per his employment agreement.

    During fiscal year 2003 both Dr. Chadha and Dr. Sethi agreed to take a part of their compensation in stock, $100,000 for Dr. Chadha and $50,000 for Dr. Sethi, respectively. The 746,384 and 384,615 shares, respectively, were issued at market price on the day of the agreements with the shares being held in lockup until the shares were earned. The shares were issued under the Stock Issuance section of the 2000 Stock plan.

Long-Term Incentive Plans

    We have no long-term incentive plans other than the 1991, 1996 and 2000 Stock Option Plans and the 1995 Directors' Stock Option Plan. Only the 2000 Stock Option Plan is active.
Option/SAR Grants in Last Fiscal Year
(Individual Grants)

Name	Number of Securities underlying Options/SARs Granted (# )	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/sh	)	Expiration Date
Kanwar J.S. Chadha, Ph.D.	200,000 (1)	35.5%	$0.17		04/30/2014

Davinder Sethi, Ph.D.	50,000 (2)	4.5%	$0.26		03/29/2014

 (1) On April 30, 2004, Mr. Chadha was granted an option to purchase 200,000 shares with an exercise price equal to the fair market value of our common stock on the date of grant. Twenty five percent of these option shares will vest on the first anniversary of the date of grant. The remaining option shares will vest in equal amounts on a monthly basis over the next 36 months.

(2) On March 29, 2004, Mr. Sethi was granted an option to purchase 50,000 shares with an exercise price equal to the fair market value of our common stock on the date of grant. Twenty five percent of these option shares will vest on the first anniversary of the date of grant. The remaining option shares will vest in equal amounts on a monthly basis over the next 36 months.

    (A) In accordance with Securities and Exchange Commission rules, these columns show gains that might exist for the respective options, assuming that the market price of our common stock appreciates from the date of the grant over the term of the option at rates of 5% and 10%, respectively.

Aggregated Option Exercises in Fiscal Year 2005 and January 31, 2005 Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (A)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kanwar J. S. Chadha	-	-	725,625	284,375	-	-
Davinder Sethi	-	-	568,750	181,250	$1,500	-

    (A) Options are "in-the-money" if, on January 31, 2005, the market price of the Common Stock ($0.14) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by such options on January 31, 2005, and the aggregate exercise price of such options.

Employment Agreements

We have entered into employment agreements with Kanwar J.S. Chadha, Ph.D., our President, Chief Executive Officer and Chairman dated May 10, 2001, and Davinder Sethi, Ph.D., our Chief Financial Officer and Vice Chairman dated June 15, 2002. Dr. Chadha's agreement was later amended pursuant to the Amendment to Employment Agreement dated April 30, 2004.

Pursuant to his employment agreement as amended, Dr. Chadha will continue to serve in his positions until April 30, 2008 unless Dr. Chadha resigns earlier or his employment is terminated earlier by us. If, prior to April 30, 2008, we terminate Dr. Chadha without cause (as defined in Dr. Chadha's agreement), if Dr. Chadha resigns for good reason (as defined in Dr. Chadha's agreement) or if the agreement terminates as a result Dr. Chadha's death or permanent disability (as defined in Dr. Chadha's agreement), Dr. Chadha will be entitled to receive all salary and bonuses earned through, as well as the payment of his base salary for the two-year period following, the last day of his employment, all outstanding options held by Dr. Chadha will immediately vest, and our rights to repurchase shares and cancel unexercised options will terminate. However, if Dr. Chadha resigns at any time without good reason, we terminate his employment for cause prior to the end of the term of his employment or we terminate Dr. Chadha's employment with cause after the end of the term of his employment, Dr. Chadha will only be entitled to receive salary earned by him through the last day of his employment. If Dr. Chadha dies or is permanently disabled, he will be entitled to receive all salary earned by him through the last day of his employment and all of his outstanding options will immediately vest.

In addition to his base salary, Dr. Chadha is entitled to participate in our Executive Cash Incentive Plan, receive a quarterly performance bonus (in an amount not to exceed fifty percent of his base salary) if we achieve performance targets set by our Board of Directors, and receive shares of our common stock and options to purchase shares of our common stock. Dr. Chadha is also entitled to receive a long-term disability insurance policy and to participate in other employee benefit programs available to our senior executives.

Pursuant to his employment agreement, Dr. Sethi will continue to serve in his positions until November 1, 2005 unless Dr. Sethi resigns earlier or his employment is terminated earlier by us. If, prior to November 1, 2005, we terminate Dr. Sethi without cause (as defined in Dr. Sethi's agreement), if Dr. Sethi resigns for good reason (as defined in Dr Sethi's agreement) or if the agreement terminates as a result Dr. Sethi's death or permanent disability (as defined in Dr. Sethi's agreement), Dr. Sethi will be entitled to receive all salary and bonuses earned through, as well as the payment of his base salary for the two-year period following, the last day of his employment, all outstanding options held by Dr. Sethi will immediately vest, and our rights to repurchase shares and cancel unexercised options will terminate. However, if  Dr. Sethi resigns at any time without good reason, we terminate his employment for cause prior to the end of the term of his employment or we terminate Dr. Sethi's employment with cause after the end of the term of his employment, Dr. Sethi will only be entitled to receive salary earned by him through the last day of his employment. If Dr. Sethi dies or is permanently disabled, he will be entitled to receive all salary earned by him through the last day of his employment and all of his outstanding options will immediately vest.

In addition to his base salary, Dr. Sethi is entitled to participate in our Executive Cash Incentive Plan and to receive options to purchase shares of our common stock. Dr. Sethi is also entitled to participate in other employee benefit programs available to our senior executives.

Dr. Chadha also has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for our loan of funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of the Company.

     Director Compensation

               Each director who is not an employee of the Company or one of its subsidiaries receives $1,000 for each Board of Directors or committee meeting attended. Directors who serve as the chairman of a committee receive an additional $500 for each committee meeting attended. Each member of the Audit Committee receives $2,000, rather than $1,000, for each Audit Committee meeting attended. In addition, pursuant to our 2000 Stock Option Plan, our outside directors are granted an option to purchase 100,000 shares of our common stock when they first join the board and then an option to purchase 50,000 shares of our common stock annually thereafter.

     Compliance with Section 16(a) of the Exchange Act

      The Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. To our knowledge, all filing requirements by our officers and directors were complied with during the year ended January 31, 2005

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 30, 2005, regarding the ownership of the Common Stock by (i) each Director of the Company; (ii) each of the executive officers named in the Summary Compensation Table, above; (iii) each person known by us to beneficially own 5% or more of Common Stock; and (iv) all Directors and executive officers of Entrada as a group. Except as indicated, all persons named as beneficial owners of Common Stock have sole voting and investment power with respect to the shares indicated as beneficially owned by them.

		Common Stock
		Number of		Percentage of
Title of Class	Name of Beneficial Owner (A)	Shares		Outstanding (F )
Common	Kanwar J.S. Chadha, 5755 Oberlin Dr., Suite 204, San Diego, CA 92121	1,599,042(B	)	9.7%
Common	Leonard N. Hecht, 5755 Oberlin Dr., Suite 204, San Diego, CA 92121	411,621 (C	)	2.6%
Common	Rohit Phansalkar, 5755 Oberlin Dr., Suite 204, San Diego, CA 92121	521,833 (D	)	3.3%
Common	Davinder Sethi, 5755 Oberlin Dr., Suite 204, San Diego, CA 92121	1,287,823 (E	)	8.0%
	All Directors and Executive Officers as a group	3,820,319		21.4%
	Springboard Harper	741,249		4.8%
	Jim Dziak	1,302,083		8.4%
	Total all affiliates	5,863,651		33.0%

(A)
    All information with respect to beneficial ownership of the shares is based upon filings made by the respective beneficial owners with the Securities and Exchange Commission or information provided by such beneficial owners to us. Except as noted the addresses for each beneficial owner is 5755 Oberlin Drive, Suite 204, San Diego, California 92121.

(B)
    Includes exercisable options held by Dr. Chadha to acquire 1,010,000 shares of common stock and shares directly owned by Dr. Chadha of 361,769 shares. On February 5, 2002, the board of directors approved payment of $50,000 of Dr. Chadha's salary for fiscal year 2003 in stock at the price of the stock on January 29, 2002. On May 20, 2002, the board of directors approved payment of $57,883 of his salary for fiscal year 2004 in stock as reported by NASDAQ at the close of business on May 20, 2002. On February 3, 2003, Dr. Chadha was issued options at a price of $0.22 per share for 660,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June 2002. On April 30, 2003, the board of directors granted Dr. Chadha 150,000 options at the closing market price of $0.28 per share. On April 30, 2004, the board of directors granted Dr. Chadha 200,000 options at the closing market price of $0.17 per share on April 30, 2004.  On May 14, 2004, 227,273 shares or $50,000 at market close were awarded to Dr Chada per his employment agreement for the acquisition of Microtek Systems, Inc..

(C)
    Includes exercisable options held by Mr. Hecht to acquire 300,000 shares of common stock and 111,621 shares indirectly owned by him. On September 28, 2001, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on September 28, 2001. On April 23, 2002, the board of directors approved payment of $3,500 of Mr. Hecht's past board fees in stock at the price of the stock as reported by NASDAQ at the close of business on May 20, 2002. On May 20, 2002, the price was $0.16 per common share with the $3,500 payable by issuing 21,875 shares to him. In addition, Mr. Hecht holds options to purchase 90,000 shares of our common stock owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Hecht. On February 3, 2003, Mr. Hecht was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June, 2002. On November 24, 2003, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on November 24, 2003. On March 29, 2004, the board of directors approved options for 50,000 shares at a price of $0.18 per share, the closing price on February 2, 2004. On January 26, 2005, the board of directors approved options for 50,000 shares at a price of $0.12 per share, the closing price on January 26, 2005.

(D)
    Includes exercisable options held by Mr. Phansalkar to acquire 300,000 shares of common stock and 221,833 shares owned directly or indirectly by him. In addition, Mr. Phansalkar holds options to purchase 50,000 shares of our common stock owned by Sorrento Networks Corporation, which are not considered to be beneficially owned by Mr. Phansalkar. On September 28, 2001, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on September 28, 2001. On May 20, 2002, Mr. Phansalkar received 18,750 shares of common stock for his unpaid past board fees in the amount of $3,000 at the market price on May 20, 2002, which was at $0.16 per share. Mr. Phansalkar also owns approximately 3,500 shares of the common stock of Sorrento Networks Corporation. On February 3, 2003, Mr. Phansalkar was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June 2002. On November 24, 2003, the board of directors approved options for 50,000 shares at a price of $0.11 per share, the closing price on November 24, 2003. On March 29, 2004, the board of directors approved options for 50,000 shares at a price of $0.18 per share, the closing price on February 2, 2004. On January 26, 2005, the board of directors approved options for 50,000 shares at a price of $0.12 per share, the closing price on January 26, 2005.

(E)
    Includes exercisable options held by Dr. Sethi to acquire 750,000 shares of common stock and 537,823 shares owned directly or indirectly by him. On February 5, 2002, the board of directors approved payment of $50,000 of Dr. Sethi's salary for fiscal year 2003 into stock at the price of the stock on January 29, 2002 as reported by NASDAQ at the close of business on that day. On January 29, 2002, the price was $0.13 per common share with the $50,000 resulting in 384,615 shares being issued to him. On May 20, 2002, Dr. Sethi received 25,000 shares of common stock for his payment of $4,000 at the price of $0.16 per share. On February 3, 2003, Dr. Sethi was issued options at a price of $0.22 per share for 100,000 shares replacing the like amount of options cancelled July 31, 2002 as part of our employee Tender Offer filed with the Securities and Exchange Commission in June 2002. On September 28, 2001, the board of directors granted Dr. Sethi 50,000 options at the closing market price of $0.11 per share. On October 31, 2001, the board of directors granted Dr. Sethi 450,000 options at the closing market price of $0.15 per share. On April 30, 2003, the board of directors granted Dr. Sethi 100,000 options at the closing market price of $0.28 per share. On March 29, 2004, the board of directors approved options for 50,000 shares at a price of $0.26 per share, the closing price on March 29, 2004.

(F)
    For each beneficial owner, the "Percentage of Outstanding" equals each owner's actual holdings of shares plus shares represented by unexercised options and warrants held, divided by the total of our outstanding shares at May 2, 2005, plus the unexercised options and warrants detailed above for the referenced holder only. Please also note that the percentages are based on the amount of outstanding securities.  In other words, individual percentages of the listed holders will not add to the group total because the calculations are made separately for each holder.

Item 12. Certain Relationships and Related Transactions

    In the merger agreement between Sync Research and our former parent, Sorrento Networks Corporation, Sorrento agreed to indemnify and hold us harmless against any liability arising after the merger in connection with the termination of a certain frozen defined pension plan maintained by Rixon. In July 2004, Sorrento was acquired by Zhone Technologies, Inc. A consultant retained by Sorrento and by the successor corporation to the entity from whom Sorrento originally purchased the company that became Rixon, had advised Sorrento and the successor corporation that the cost of termination of the pension plan in question could be in excess of $3 million. We do not believe that we are responsible for this termination cost or for the failure by Sorrento and Zhone to make required contributions to the plan. However, to date we have voluntarily administered the plan. Sorrento and Anite, the original plan sponsor,  have failed to make required contributions to the Plan since July 15, 2004.  As part of its administrative duties with respect to the Plan, the Company has filed the required Post-Event Notice of Reportable Events (Form 10) with the Pension Benefit Guarantee Corporation for the failure by Sorrento and Anite to make required contributions to the Plan.

    Dr. Kanwar J.S. Chadha, Chairman, President, Chief Executive Officer and Director, has an agreement dated December 1, 2000, that provides for the immediate vesting of options, and for the Company's loan of funds to Dr. Chadha for the purposes of exercising such options, in the event of a change in control of Entrada. We have entered into an employment agreement with Dr. Chadha that runs through April 14, 2008 and an employment agreement with Dr. Davinder Sethi, our Chief Financial Officer, that runs through October 31, 2005.

    On January 30, 2004, we borrowed an aggregate of $500 thousand from Hong Kong League Central Credit Union ("HKL"), HIT Credit Union ("HIT") and Shelly Singhal. In connection with this transaction, we issued a warrant to SBI Advisors, LLC ("SBI") to purchase 400,000 shares of our common stock and a warrant to purchase 100,000 shares of our common stock to Shelly Singhal. The warrants have an exercise price of $0.35 per share and expire on February 5, 2007. Mr. Singhal has assigned his rights with respect to 25,000 of our shares issuable upon exercise of the warrant issued to Mr. Singhal to each of Jon Buttles and Matt McGovern. All of our shares of common stock issuable upon the exercise of the warrants issued in this debt financing are being registered for resale pursuant to the registration statement of which this prospectus is a part. The funds from this debt financing were used primarily for working capital.

    On May 14, 2004, we borrowed an additional $1.0 million from HKL and Brightline Bridge Partners I, LLC ("Brightline"). In connection with this transaction, we issued a warrant to purchase 3,450,000 of our shares of common stock to SBI Brightline IV, LLC ("SBI Brightline") and a warrant to purchase 1,550,000 shares of our common stock to Brightline. The warrants have an exercise price of $0.16 per share and will expire on May 13, 2007. In addition, we issued 125,000 shares of our common stock for advisory fees in connection with the transaction, which shares are held of record by Core Capital Holdings, LLC. Brightline has assigned its rights under the warrant issued to Brightline to the following persons and entities (with the number of shares for which the warrant is exercisable by each such person or entity identified in parenthesis following such person or entity's name):

John Wang	(125,000)
J. Michael Higginbotham	(125,000)
Suraj Gohill	(125,000)
Robert Gilman	(250,000)
Charles Dominick	(250,000)
Franklin C. Fisher, Jr.	(175,000)
Joseph A. Schick	(25,000)
Phoenix Capital Opportunity Fund	(225,000)
Jon Buttles	(250,000)
Total	(1,550,000)

    We registered the shares issuable upon exercise of the warrants issued in this debt financing for resale pursuant to the registration statement of which this prospectus is a part. The funds from this debt financing were primarily used for the acquisition of Microtek Systems, Inc.

    On October 4, 2004, we borrowed an additional $750 thousand from HKL. In connection with this transaction, we issued a warrant to SBI, or its designees, to purchase 15,000,000 shares of our common stock at a per share exercise price of $0.10. SBI has designated Jon Buttles, David F. Evans, Crestwood Children's Trust and McGovern Living Trust (dated September 28, 2004) to each receive a warrant to purchase 3,750,000 shares of our common stock. We are registering the shares issuable upon exercise of these warrants for resale pursuant to the registration statement of which this prospectus is a part. The funds from this debt financing will be used primarily for working capital and the reduction of our outstanding debt.

    On November 10, 2004, we entered into a Letter of Engagement (the "Letter of Engagement") with Trilogy Capital Partners, Inc. ("Trilogy"). Pursuant to the Letter of Engagement, Trilogy agreed to implement a marketing program regarding our technology, and, to the extent we request, to assist us in business development and capital raising and to provide strategic advisory and investor relations services. The Letter of Engagement has an initial term of 6 months and is terminable by us or Trilogy at any time thereafter upon 30 days prior written notice. In consideration for the services to be provided by Trilogy, we agreed to pay Trilogy $10,000 per month and we issued to Trilogy a warrant to purchase up to 10,000,000 shares of our Common Stock at a per share exercise price of $0.12. As long as we have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, Trilogy will not be entitled to exercise the warrant to purchase shares of our common stock in an amount that, immediately following such purchase, would result in Trilogy beneficially owning 5% or more of our outstanding shares of common stock. The warrant expires on November 30, 2006.

    On May 31, 2005, we signed an agreement terminating our Letter of Engagement with Trilogy. Neither Trilogy or Entrada shall have any further rights or obligations. It was further agreed that Trilogy will asign to Entrada the Warrant that evidences the right to purchase 8,500,000 shares of Common Stock. Entrada agrees that Trilogy shall retain that portion of the Warrant evidencing the right to purchase 1,500,000 shares. Trilogy shall execute and deliver to Entrada an assignment of the certificate evidencing the Warrant to purchase 10,000,000 shares against the delivery of a new certificate evidencing the portion of the Warrant that was not assigned to Entrada.

    Some or all of the warrant holders identified in the preceding paragraphs may be affiliated or otherwise associated with one or more of Hong Kong League Central Credit Union, HIT Credit Union, and Brightline Bridge Partners I, LLC, from whom we received loans in the aggregate amount of $2.25 million between February 4, 2004 and October 4, 2004, with Trilogy Capital Partners, Inc. whom we have engaged to provide certain marketing and other services, or with one or more of SBI Advisors, LLC, SBI Brightline IV, LLC, Brightline Bridge Partners I, LLC and Trilogy, who were entitled to receive (or designate other parties to receive) all of the 30,500,000 warrants as compensation for services provided in connection with such loans or services. SBI Brightline IV, LLC is controlled by SBI USA, LLC, which is in turn controlled by Shelly Singhal. Brightline Bridge Partners I, LLC is controlled by Shelly Singhal and Jon Buttles. SBI Advisors, LLC is controlled by Shelly Singhal.

    During April 2004, we issued at cost 104,767 and 86,900 of our 384,615 treasury shares to SBI Brightline IV, LLC and Trilogy Capital Partners, LLC, respectively, for advisory fees in connection with the short-term debt issued on February 6, 2004.

    Dr. Chadha's brother is the managing member of HandsOn Ventures, LLC, which purchased in February 2002 a $250 thousand senior convertible debenture we issued and which was due January 2004 along with a warrant to purchase an aggregate of 1,923,709 shares of our common stock, which warrant has been fully exercised. The debenture was fully paid and retired in January 2003.

Item 13.  Exhibits

(a) Exhibits and Consolidated Financial Statement Schedules

1. Financial Statements: (see index to financial statements under Item 7)
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 31, 2005 and 2004
Consolidated Statements of Operations for the Years Ended January 31, 2005 and 2004
Consolidated Statement of Stockholders' Equity for the Years Ended January 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended January 31, 2005 and 2004
Notes to Consolidated Financial Statements

2. Exhibits:

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement among Torrey Pines Networks, Inc., Entrada Networks, Inc. and James Dziak dated May 14, 2004 - (A)
3.1	Amended and Restated Certificate of Incorporation - (B)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation - (C)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation - (D)
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock - (E)
3.5	Bylaws - (C)
3.6	Amendment to Bylaws (W)
5.1	Opinion of Snell & Wilmer L.L.P. (W)
10.1	1996 Non-Executive Stock Option Plan (Amended August 21, 1998) - (F)
10.2	Amended and Restated 1991 Stock Incentive Plan - (G)
10.3	Amended and Restated 1995 Directors' Stock Option Plan - (G)
10.4	Employment Agreement between Entrada Networks, Inc. and Kanwar J.S. Chadha dated May 10, 2001 - (H)
10.5	Employment Agreement between Entrada Networks, Inc. and Davinder Sethi dated June 15, 2002 - (I)
10.6	Amendment to Silicon Valley Bank Loan Documents dated March 20, 2003 - (I)
10.7	Lease Termination Agreement between Chippewa Limited Partnership and Rixon Networks, Inc. dated July 31, 2003 - (J)
10.8	Stock Purchase Agreement among Entrada Networks, Inc., SBI Brightline IV, LLC and Trilogy Investment Fund I, LLC dated November 25, 2003 - (K)
10.9	Amendment to Silicon Valley Bank Loan Documents dated October 29, 2003 - (L)
10.10	First Amendment to Stock Purchase Agreement among Entrada Networks, Inc., SBI Brightline IV, LLC and Trilogy Investment Fund I, LLC dated March 8, 2004 (W)
10.11	Amendment to Employment Agreement between Entrada Networks, Inc. and Kanwar J.S. Chadha dated April 30, 2004 - (M)
10.12	Limited Waiver and Amendment to Silicon Valley Bank Loan Documents dated April 19, 2004 - (M)
10.13	Stock Purchase Agreement between Entrada Networks, Inc. and Trilogy Investment Fund I, LLC dated April 26, 2004 - (N)
10.14	Stock Purchase Agreement between Entrada Networks, Inc. and SBI Brightline IV, LLC dated May 14, 2004 - (N)
10.15	Term Credit Agreement among Entrada Networks, Inc., Hong Kong League Central Credit Union, HIT Credit Union and SBI Advisors, LLC dated January 30, 2004 - (O)
10.16	Term Note issued by Entrada Networks, Inc. to Hong Kong League Central Credit Union dated January 30, 2004 - (O)
10.17	Term Note issued by Entrada Networks, Inc. to HIT Credit Union dated January 30, 2004 - (O)
10.18	Term Note issued by Entrada Networks, Inc. to Shelly Singhal dated January 30, 2004 - (O)
10.19	Security Agreement among Entrada Networks, Inc. and SBI Advisors, LLC dated January 30, 2004 - (O)
10.20	Warrant Certificate issued by Entrada Networks, Inc. to SBI Advisors, LLC dated February 5, 2004 - (O)
10.21	Form of Warrant Certificate, issued by Entrada Networks, Inc. dated February 5, including schedule of recipients (W)
10.22
First Amendment to Term Credit Agreement among Entrada Networks, Inc., Hong Kong League Central Credit Union, HIT Credit Union, Brightline Bridge Partners I, LLC and SBI Advisors, LLC dated May 14, 2004 - (O)

10.23	Term Note issued by Entrada Networks, Inc. to Hong Kong League Central Credit Union dated May 14, 2004 - (O)
10.24	Term Note issued by Entrada Networks, Inc. to Brightline Bridge Partners I, LLC dated May 14, 2004 - (O)
10.25	Form of Warrant Certificate issued by Entrada Networks, Inc. dated May 14, 2004, including schedule of recipients (W)
10.26	Registration Rights Agreement between Entrada Networks, Inc. and James Dziak dated May 14, 2004 (W)
10.27	Termination and Release Agreement between Entrada Networks, Inc. and SBI Brightline IV, LLC dated September 24, 2004 - (P)
10.28	Termination and Release Agreement between Entrada Networks, Inc. and Trilogy Investment Fund I, LLC dated September 24, 2004 - (P)
10.29
Second Amendment to Term Credit Agreement among Entrada Networks, Inc., Hong Kong League Central Credit Union, HIT Credit Union, Brightline Bridge Partners I, LLC, Matthew McGovern, Jon Buttles and SBI Advisors, LLC dated October 1, 2004 - (Q)

10.30	Term Note issued by Entrada Networks, Inc. to Hong Kong League Central Credit Union dated October 1, 2004 - (Q)
10.31	Warrant Certificate issued by Entrada Networks, Inc. to Jon Buttles dated October 21, 2004 (W)
10.32	Warrant Certificate issued by Entrada Networks, Inc. to David F. Evans dated October 21, 2004 (W)
10.33	Warrant Certificate issued by Entrada Networks, Inc. to Crestwood Children's Trust dated October 21, 2004 (W)
10.34	Warrant Certificate issued by Entrada Networks, Inc. to McGovern Living Trust (Dated September 28, 2004) dated October 21, 2004 (W)
10.35	401(k) Plan - (R)
10.36	Silicon Valley Bank Subordination Agreement dated January 22, 2002 - (S)
10.37	Trilogy Capital Partners, Inc. Letter of Engagement dated November 10, 2004 -(T)
10.38	Warrant Certificate issued by Entrada Networks, Inc. to Trilogy Capital Partners, Inc. dated November 10, 2004 - (T)
10.39	Lease by and between Calwest Industrial Holdings, LLC and Entrada Networks, Inc., dated May 5, 2004 (W)
10.40	Standard Multi-Tenant Office Lease - Gross, by and between Denzo Investment Trust - Denzo I LP and Entrada Networks, Inc., dated April 14, 2004 (W)
10.41	Lease by and between Monterey Park Ltd. and Microtek Systems, Inc. dated March 12, 2003 (W)
10.42	Form of Options Granted to Executive Officers and schedule of recipients (W)
10.43	Silicon Valley Bank Loan and Security Agreement dated February 20, 2001 (W)
10.44	Amendment to Silicon Valley Bank Loan Documents dated October 29, 2002 - (U)
10.45	Entrada 2000 Stock Incentive Plan dated October 27, 2000 (W)
10.46	Silicon Valley Bank Loan and Security Agreement dated December 14, 2004 (V)
10.47	Silicon Valley Bank Amendment to Loan Documents dated December 14, 2004 (V)
10.48	Silicon Valley Bank Amendment to Loan Documents dated December 22, 2004 (V)
21.1	Subsidiaries of Entrada Networks, Inc. (W)
23.1	Consent of BDO Seidman, LLP, filed herewith
23.2	Consent of Peterson & Co., filed herewith

The foregoing are incorporated by reference from the registrant's filings as indicated:
A	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2004.
B	Filed as an exhibit to Entrada Network, Inc.'s Registration Statement on Form S-4/A, filed with the Securities and Exchange Commission on August 3, 2000.
C	Filed as an exhibit to Entrada Network, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 16, 1999.
E	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 19, 2000.
F
Filed as an exhibit to Entrada Network, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998. (SEC File No. 000-26952)

G
Filed as an exhibit to Entrada Network, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998. (SEC File No. 000-26952)

H	Filed as an exhibit to Entrada Network, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 1998, filed with the Securities and Exchange Commission on May 1, 2002.
I	Filed as an exhibit to Entrada Network, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2003, filed with the Securities and Exchange Commission on April 30, 2003.
J	Filed as an exhibit to Entrada Network, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2003, filed with the Securities and Exchange Commission on September 15, 2003.
K	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2003.
L	Filed as an exhibit to Entrada Network, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2003, filed with the Securities and Exchange Commission on December 15, 2003.
M	Filed as an exhibit to Entrada Network, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on May 14, 2004.
N	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 25, 2004.
O	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 26, 2004.
P	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2004.
Q	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 8, 2004.
R	Filed as an exhibit to Entrada Network, Inc.'s Registration Statement on Form S-1, filed with the Securities and Exchange Commission which became effective on November 9, 1995.
S	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 28, 2002.
T	Filed as an exhibit to Entrada Network, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 11, 2004.
U	Filed as an exhibit to Entrada Network, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2002, filed with the Securities and Exchange Commission on November 29, 2002.
V	Filed as an exhibit to Entrada Networks, Inc.'s current report on Form 8-K filed with the Security and Exchange Commission on January 7, 2005.
W	Filed as an exhibit to Entrada Networks, Inc.'s Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on November 26, 2004

                         (b) Certifications

31.1 Statement Under Oath for Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Statement Under Oath for Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Statement Under Oath for Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Statement Under Oath for Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

Item 14  Principal Account Fees and Services

	Fiscal Year 2005	Fiscal Year 2004
Audit Fees (1)	$60,000	$61,433
Audit-related fees (2)	107,933	20,735
Tax fees (3)	15,000	15,000
All other fees (4)	7,339	4,078
Total	$190,272	$96,246

(1)	Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)
During fiscal year 2004 and 2005, we incurred fees for assurance services in connection with the audit of our 401-K Plan and audit related services in connection with the filing our Form S-3, Form SB-2 and the acquisition of Microtek Systems, Inc..

(3)	Represents fees in connection with preparation of our federal and state tax returns.

(4)	During fiscal years 2004 and 2005, fees include review of responses to SEC inquiries, Form 8-K filings.

Our Audit Committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman's independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

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

ENTRADA NETWORKS, INC.

By: /s/ Davinder Sethi Date: June 14, 2005
Davinder Sethi, Ph.D.
Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

By: /s/ Kanwar J.S. Chadha Date: June 14, 2005
Kanwar J.S. Chadha, Ph.D.
Chairman and Director
President and Chief Executive Officer

By: /s/ Leonard Hecht Date: June 14, 2005
Leonard Hecht
Director

By: /s/ Rohit Phansalkar Date: June 14, 2005
Rohit Phansalkar
Director

By: /s/ Davinder Sethi Date: June 14, 2005
Davinder Sethi, Ph.D.
Vice Chairman and Director