Form 10KSB
period 2005-04-30
ENTRADA NETWORKS INC
filed 2005-07-20
CIK 1000695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-QSB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

 Indicate the number of shares of each of the registrant’s classes of common stock, as of the latest practicable date.

Title	Date	Outstanding

Common Stock, $.001 Par Value	July 7, 2005	16,805,076

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS APRIL 30 AND JANUARY 31, 2005
(In Thousands)	April 30,	January 31,
	2005	2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$-	$148
Accounts receivable, net of allowance for doubtful accounts of $58 and $59, respectively	317	596
Inventory, net	2,176	2,154
Deferred costs	-	960
Prepaid expenses and other current assets	482	444
TOTAL CURRENT ASSETS	2,975	4,302
PROPERTY AND EQUIPMENT, NET	420	496
GOODWILL	1,135	1,135
OTHER ASSETS
Deposits	23	23
TOTAL OTHER ASSETS	23	23
TOTAL ASSETS	$4,553	$5,956
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank Overdraft	19	-
Accounts payable	981	691
Other current and accrued liabilities	425	498
Short-term debt
Bank	205	295
Other	1,900	1,819
Total Short-Term Debt	2,105	2,114
Deferred Revenue	1,152	1,135
TOTAL CURRENT LIABILITIES	4,682	4,438
TOTAL LIABILITIES	4,682	4,438
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value; 2,000 shares authorized; -0- shares issued.
Common stock, $.001 par value; 150,000 shares authorized; 16,805 shares issued and outstanding at April 30, 2005; 15,430 shares issued
and outstanding at January 31, 2005	16	15
Treasury Stock, 86,026 shares at cost at April 30, 2005 and January 31, 2005	(26)	(26)
Additional paid-in capital	53,699	54,523
Accumulated deficit	(53,818)	(52,994)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(129)	1,518
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,553	$5,956

                 See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTER ENDED APRIL 30, 2005 and, 2004
(In Thousands, except per share amounts)
	2005	2004

NET REVENUES
PRODUCT	$515	$205
SERVICES	460	175
TOTAL NET REVENUES	975	380
COST OF REVENUE
PRODUCT	363	272
SERVICES	214	66
TOTAL COST OF REVENUE	577	338
GROSS PROFIT	398	42
OPERATING EXPENSES
Selling and marketing	126	78
Engineering, research and development	155	240
General and administrative	629	402
TOTAL OPERATING EXPENSES	910	720
INCOME (LOSS) FROM OPERATIONS	(512)	(678)
OTHER INCOME (EXPENSE)
Interest expense, net	(312)	(59)
TOTAL OTHER INCOME (EXPENSE)	(312)	(59)
NET INCOME (LOSS)	$(824)	$(737)
INCOME (LOSS) PER COMMON SHARE):
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	16,637	13,901
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.05)	$(0.05)
DILUTED	$(0.05)	$(0.05)

                 See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004
(In Thousands)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(824)	$(737)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	84	90
Non cash interest associated with debt discount amortization	171	12
Provision for doubtful accounts receivable	-	27
Provision for inventory reserve	(64)	-
Changes in assets and liabilities, net of effects of business entity acquisition:
Accounts receivable	279	313
Inventories	42	43
Prepaid and other current assets	(38)	61
Bank overdraft	19	-
Accounts payable	289	(172)
Accrued interest	21	-
Accrued expenses	(73)	(59)
Deferred revenue	17	-
NET CASH USED IN OPERATING ACTIVITIES	(77)	(422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(5)
NET CASH USED IN INVESTING ACTIVITIES	(8)	(5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on short-term line of credit	414	242
Payments on short-term line of credit	(503)	(184)
Proceeds from issuances of notes payable	-	500
Repayments on notes payable	(112)	-
Exercise of warrants as a repayment of debt	138	-
Deferred financing costs	-	(25)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(63)	533
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(148)	106
CASH AND CASH EQUIVALENTS - BEGINNING OF QUARTER	148	72
CASH AND CASH EQUIVALENTS - END OF QUARTER	$-	$178

               See accompanying notes to consolidated financial statements.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

1. THE BUSINESS

Entrada Networks, Inc., through its wholly owned subsidiaries, (the "Company", "we", "our" or "us"), is in the business of developing, marketing and selling products for the network connectivity segments. Our Torrey Pines Networks ("Torrey Pines") subsidiary designs, manufactures, markets and sells storage area network ("SAN") transport products. Torrey Pines Networks acquired all of the outstanding stock of Microtek Systems, Inc. on May 14, 2004. Microtek Systems is a provider of security, digital imaging, information infrastructures and storage solutions. Microtek Systems extends our core competencies in network and storage connectivity into solutions and applications specific to verticals, notably insurance, healthcare and financial sectors.

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

2. LIQUIDITY AND GOING CONCERN:

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the quarter ended April 30, 2005 of $824 and has incurred losses since inception totaling $53,818 through April 30, 2005, and is dependent on raising additional financing to fund operations through the fiscal year ending January 31, 2006 and beyond. These factors raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern and to increase its revenues to a level necessary to achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management has been working on plans to obtain such resources for the Company that includes external financing to meet its working capital requirements and executing strategies of internal development and growth through acquisition. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. BASIS OF PRESENTATION

Entrada Networks, Inc., the “Company,”“We,”“Our” or “Us,” has prepared, without audit, the accompanying financial data for the three months ended April 30, 2005 and 2004 in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The January 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. However, we believe that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 14, 2005.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could materially differ from these estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of April 30, 2005 and for the three months ended April 30, 2004, have been made. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the operating results for the full year.

All references to a fiscal year refer to the fiscal year ending on January 31 of that year. For example, references to fiscal 2005 refer to the fiscal year beginning on February 1, 2004 and ending on January 31, 2005.

4. RECENT ACCOUNTING PRONOUNCMENTS

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

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

5. STOCK-BASED COMPENSATION

 All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accordance with the accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. Options which were granted prior to our August 31, 2000 merger were valued as part of the consideration for the merger. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates in accordance with Statement of Financial Accounting Standards No. 123, our net loss and loss per share for the three months ended April 30, 2005 and 2004 would have been as follows:

	Three Months Ended April 30,
	2005	2004
Net income (loss):
As reported	$(824)	$(737)
Add: Stock based employee compensation expense	-	20
Deduct: Total stock based employee compensation expense determined under fair value method	(18)	(111)
Pro forma income (loss) per share:	$(842)	$(828)
Basic and diluted EPS as reported	$(0.05)	$(0.05)
Pro forma basic and diluted EPS	$(0.05)	$(0.06)

6. INVENTORY

Consolidated inventories at April 30, 2005 and January 31, 2005 consist of the following:

	April 30, 2005	January 31, 2005
Raw material	$2,031	$1,994
Work in process	60	45
Finished goods	2,388	2,483
Total inventories	4,479	4,522
Less: valuation reserve	(2,303)	(2,368)
Net inventories	$2,176	$2,154

7. OTHER CURRENT AND ACCRUED LIABILITIES

Other current and accrued liabilities at  April 30, 2005 and January 31, 2005 consisted of the following:

	April 30, 2005	January 31, 2005
Payroll and employee benefits	$139	$186
Accrued expenses	150	164
Sales tax payable	9	8
Accrued audit fees	63	65
Office lease	14	15
Other	50	60
Total	$425	$498

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

8. SHORT TERM DEBT

Short term debt at April 30, 2005 and January 31, 2005 consisted of the following:

	April 30, 2005	January 31, 2005
Bank:
Floating interest rate loan based on 5.0% over lender's	$-	$295
prime rate secured by all of our tangible assets
Floating interest rate loan based on 8% over lender's	205	-
prime rate secured by all of our tangible assets
Other:
Term Notes at fixed interest rate of 24%
Principal balance outstanding	1,815	1,875
Less: unamortized discount	-	(171)
Net balance	1,815	1,704
Promissory Note at a fixed interest rate of 6%	85	115
Total other	1,900	1,819
Total	$2,105	$2,114

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

9. STOCKHOLDERS’ EQUITY

In November 2004, the Company issued 10,000,000 warrants in connection with a marketing agreement entered into with Trilogy Capital Partners ("Trilogy").  Based on the valuation of warrants issued to Trilogy, as determined using a Black-Scholes valuation model, deferred costs and paid in capital in the amount of $1,159 were recorded related to the warrants during the fourth quarter of the fiscal year ended January 31, 2005. The deferred cost was being amortized to marketing expense over the original six-month term of the agreement.

On May 31, 2005, the parties finalized agreement to terminate the original agreement and Trilogy agreed to return to Entrada 8,500,000 of the 10,000,000 warrants originally issued to them. As the decision to terminate the agreement with Trilogy had been made by the Company prior to April 30, 2005, and since the termination was finalized prior to the issuance of the financial statements for the quarter ended April 30, 2005, the financial statements for the quarter ended April 30, 2005 have been adjusted to reflect the termination of the agreement and return of warrants by Trilogy. As a result, no expense was recorded during the quarter for the amortization of the unamortized deferred cost, and deferred cost and paid in capital have been reduced by $960.

10. LOSS PER SHARE CALCULATION

Due to the net losses for the three-month period ended April 30, 2005 and 2004, potentially dilutive securities have been excluded in the calculation of diluted loss per share because their inclusion would be anti-dilutive. Accordingly, basic and diluted loss per share for the periods presented are the same. Additionally, there were no dividends paid during these reporting periods.

Potentially dilutive securities excluded in the calculation of diluted loss per common share include options to purchase 3,477,518 and 2,135,434 shares of common stock outstanding during the quarters ended April 30, 2005 and 2004, respectively, and shares issuable upon conversion of, and a total of 20,700,757 shares underlying warrants issued in connection with, our bank and other loan debt.

11. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to concentration of credit risk consist primarily of temporary cash investments and trade receivables. As regards the former, we place our temporary cash investments with high credit financial institutions. At times such amounts may exceed F.D.I.C. limits.

Although we are directly affected by the economic well being of significant customers listed in the following tables, management does not believe that significant credit risk exists at April 30, 2005. We perform ongoing evaluations of our customers and require letters of credit or other collateral arrangements as appropriate.

At April 30, 2005, Ingram Micro accounted for 12.6% and Bay Area Medical Center accounted for 11.0% of net receivables. At January 31, 2005, Rorke Data accounted for 12.1% of net receivables.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

There were no customers accounting for more than 10% of net revenues during the quarters ended April 30, 2005. Customers accounting for more than 10% of net revenues during the quarter ended April 30, 2004 were:

	Three months ended April 30,
	2005	2004
IntregraSys	-	22.7%
Geico Insurance	-	14.8%
Ingram Micro	-	13.8%

12. OPERATING SEGMENT INFORMATION

Geographical Information

The table below presents revenues based on the locations of the customer:

	Three months ended April 30,
	2005	2004
Net Revenues:
United States	$955	$323
Europe	20	57
Other	--	--
Total net revenues	$975	$380

Products and Service Revenue

The table below presents revenues for groups of similar products and services:

	Three months ended April 30,
	2005	2004
Net Revenues:
Network adapter cards	$121	$130
Frame relay network products	15	75
Solutions Sales	379	-
Service and support	460	175
Total net revenue	$975	$380

Supplemental Financial Information

There were no inter-segment revenues.

ENTRADA NETWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED) (In thousands, except per share amounts)

Three Month Segment Financial Information ended April 30, 2005:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Quarter ended April 30, 2005
Total Revenues	$121	$183	$671	$975

Net Income (loss)	(739)	54	(139)	(824)

Depreciation and amortization expense	33	-	51	84
Inventory reserve additions	(64)		-	(64)
Capital asset additions	-	-	8	8
Total Assets	$1,823	$290	$2,440	$4,553

Three Month Segment Financial Information ended April 30, 2004:

We have three operating segments, Rixon Networks, Inc., Sync Research, Inc. and Torrey Pines Networks, Inc.

	Rixon Networks	Sync Research	Torrey Pines Networks	Total
	Quarter ended April 30, 2004
Total Revenues	$130	$250	$-	$380

Net Income (loss)	(693)	75	(119)	(737)

Depreciation and amortization expense	35	14	41	90
Inventory reserve additions	-	-	-	-
Capital asset additions	5	-	-	5
Total Assets	$2,162	$693	$678	$3,533

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

Overview

Our Ability to Continue as a Going Concern

We have suffered recurring losses from operations and as of April 30, 2005 we had a negative working capital of $1,708 thousand. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows, (ii) unsuccessful in retiring or restructuring the debt repayments due by July 31, 2005 in the aggregate amount of $1,815 thousand in principal and interest, or (iii) unable to raise additional funds through offerings of our common stock, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders.

If we are not successful in generating sufficient cash flows from operations, or in raising additional capital required in sufficient amounts and on terms acceptable to us, these failures would have a material adverse effect on our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders would be diluted.

Our Strategic Plan is to:

During the last three years, we have increasingly focused on our Torrey Pines Networks’ product development efforts in the Storage Area Network and metropolitan network transport products marketplace. During fiscal 2004 and 2005, we reevaluated this strategy. This is provided below in the order of priority:

• Explore acquisition opportunities that fit into our existing technologies. This calls for acceleration of organic growth opportunities, especially in the storage area network transport product line where we are developing and marketing our Silverline™-CWDM product line, and to actively pursue acquisition opportunities to complement the current lines of business.

• Commercialize Torrey Pines’ optical Silverline™ SAN and metropolitan area networks transport product line
• Bring our Rixon operation back to profitability through increased sales efforts and reduced overhead.
• And, to maintain superior service and support for our Sync legacy products to sustain our recent profitable track

Results of Operations/Comparison of the Three Months Ended April 30, 2005 and 2004

Net revenues. Net revenues were $975 thousand for the three months ended April 30, 2005, compared with $380 thousand for the three months ended April 30, 2004. The increase in net revenues in the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was due primarily to our Torrey Pines subsidiary's purchase of Microtek Systems in May 2004.

Our Sync Research net revenues from the frame relay and service business declined 26.5% to $183 thousand for the three months ended April 30, 2005 compared to $250 thoudand net revenues for the three months ended April 30, 2004. The largest portion of the drop for three months ended April 30, 2005 came from a 79.7% drop in product net revenues from $75 thoudand in three months ended April 30, 2004 to $15 thousand for three months ended April 30, 2005. This drop was due to reduced demand for our legacy products.

Our Rixon Networks net revenues are primarily from adapter card product revenues. These product revenues decreased 6.9% to $121 thousand for the three months ended April 30, 2005 from $130 thousand for the three months ended April 30, 2004. This was primarily due to the timing of product purchasing.

Our Torrey Pines Network subsidiary revenues include the revenues of Microtek Systems. Revenues for the three months ended April 30, 2005, were $675 thousand. We had no revenue from Torrey Pines Networks for the three months ended April 30, 2004.

Gross profit. Cost of revenue consists principally of the cost of components and subcontract assembly from outside manufacturers, in addition to in-house system integration, quality control, final testing and configuration. Overall gross profit increased to $398 thousand for the quarter ended April 30, 2005 from $43 thousand for the quarter ended April 30, 2004. Our gross margin increased to 40.8% for the three months ended April 30, 2005 as compared to 11.1% for the three months ended April 30, 2004. This is primarily due to our Torrey Pines subsidiary's purchase of Microtek Systems in May 2004..

Our Sync Research gross profit of $93 thousand for the quarter ended April 30, 2005 remained approximately the same as $98 thousand for the quarter ended April 30, 2004.

Our Rixon Networks negative gross profit of $24 thousand for the quarter ended April 30, 2005 compared to a negative gross profit of $55 thousand for the quarter ended April 30, 2004. The reduction in negative gross profit was from lower fixed manufacturing costs.

Our Torrey Pines gross profit increased to $333 thousand for the quarter ended April 30, 2005 due primarily to our purchase of Microtek Systems, Inc.

Selling and marketing. Selling and marketing expenses consist primarily of employee compensation and related costs, commissions to sales representatives, tradeshow expenses, facilities costs, and travel expenses. Selling and marketing expenses increased to $126 thousand, or 12.9% of net revenues for the quarter ended April 30, 2005, compared to $78 thousand or 20.5% of net revenues for the quarter ended April 30, 2004. The increase in selling and marketing expense and lower percentages reflects primarily the acquisition of Microtek Systems, Inc.

Engineering, research and development. Engineering, research and development expenses consist primarily of compensation related costs for engineering personnel, facilities costs, and materials used in the design, development and support of our technologies. Engineering, research and development expenses were $155 thousand, or 15.9% of net revenues, for the quarter ended April 30, 2005, compared with $240 thousand, or 63.2% of net revenues, for the quarter ended April 30, 2004. The decrease in research and development percentage was primarily due to the higher revenues.

General and administrative. General and administrative expenses consist primarily of employee compensation and related costs, legal and accounting fees and public company costs. General and administrative expenses increased to $629 thousand or 64.5% of net revenues for the quarter ended April 30, 2005 compared to $402 thousand or 106.1 % of net revenues, for the quarter ended April 30, 2004. The increase in General and administrative expense and the decrease in  percentage was primarily due to the high revenues and the increase in expenses was primarily due to the acquisition of Microtek Systems, Inc.

Income taxes. There was no provision for income taxes for the three-month periods ended April 30, 2005 and 2004. At April 30, 2005, our deferred income tax assets consist of net operating loss carry forwards.

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

At January 31, 2005, the Company had available federal and state net operating loss carry forwards of approximately $95 million and $15 million, respectively, for income tax purposes. The federal and state losses will begin expiring in the 2006 and 2005 tax years, respectively. As of January 2005and 2004 our effective income tax rate differs from the federal statutory income tax rate due to state taxes net of federal benefit and state net operating loss limitations.

The utilization of the loss carry forwards as an offset to future taxable income is subject to limitations under U.S. federal income tax laws. One such limitation is imposed when there is a greater than 50% ownership change. An ownership change may have occurred during the tax year ended January 31, 2001. As such, the above loss may be subject to the limitation of Section 382. At April 30, 2005 and 2004, a valuation allowance was recorded to reduce the deferred tax asset to zero since the recognition of the tax benefit could not be assured.

Liquidity and Capital Resources

We had a negative working capital of $1,708 thousand at April 30, 2005, a decrease of $3,303 thousand from the positive $1,595 thousand at April 30, 2004. Cash flows used by operations were $77 thousand during the three months ended April 30, 2005 compared with $422 thousand used by operations for the three months ended April 30, 2004. The decrease in cash flows provided by operations reflects a net loss from operations after adjustment for non-cash expenses including depreciation, amortization, reserves and valuation allowances as well as a decrease in accounts receivable. During the three months ended April 30, 2005, operating cash flow reflected decreases in cash used for accounts payables and accrued expenses offset by decreases in current assets. During the same three months last year, our cash flow provided by operations reflected decreases in accounts receivable along with accounts payable and accrued expenses.

Our investing activities consist primarily of purchases of property, plant and equipment and investing activities. Investments activities were $8 thousand in the three months ended April 30, 2005 and $5 thousand in the same three months ended April 30, 2004.

Our financing activities during the three months ended April 30, 2005 used cash flows of $63 thousand, primarily in connection with short-term bank and other debt. During the three months ended April 30, 2004, $533 thousand was provided primarily in conjunction with issuance of short-term debt.

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

Outstanding borrowings against this line of credit were $205 thousand at April 30, 2005. We continue to pursue external equity financing arrangements that could enhance our liquidity position. Nonetheless, our future capital requirements may vary materially from those now planned including the need for additional working capital to accommodate infrastructure needs. There can be no assurances that our working capital requirements will not exceed our ability to generate sufficient cash internally to support our requirements and that external financing will be available or that, if available, such financing can be obtained on terms favorable to us and our shareholders.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Since we account for and report our physical inventory at the "lower of cost or market", and such net inventory comprises 73.1% of our current assets and 47.8% of total assets at April 30, 2005, we carefully evaluate the market value of that inventory on a continual basis. In a business such as ours, wherein we are stocking replacement parts to satisfy a customer's unknown needs, determining obsolescence is an inherently subjective process. Adjustments to obsolescence reserves are made based on judgments of market value that are supported by our best estimates of the future salability of specific items in that inventory.

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

The following table presents, at April 30, 2005, our obligations and commitments to make future payments under contracts and contingent commitments.

(In thousands)		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1Year	Years	Years	Years
Short Term Debt	$2,105	$2,098	$7	$-	$-
Operating Leases	327	186	141	-	-
Total Contractual Cash Obligations	$2,432	$2,284	$148	$-	$-

Our equity compensation plan and outstanding warrant information as of April 30, 2005 is as follows::

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan category
Equity Compensation Plans Approved by Security Holders	3,477,518	$0.46	1,268,223

Equity Compensation Plans Not Approved by Security Holders *	20,700,757	$0.13	-
Total	24,178,275	$0.18	1,268,223

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

(4) fully vested warrants to purchase up to an aggregate of 15,000,000 shares of our common stock at a per share exercise price of $0.10, issued on October 21, 2004 to the following individuals for the share amounts indicated, which warrants expire on October 20, 2007, net of exercises:

Warrant Holder	Shares
David F. Evans	3,250,000
Crestwood Children's Trust	3,500,000
McGovern Living Trust (Dated September 28, 2004)	3,500,000
Jon Buttles	3,375,000

(5) a warrant to purchase up to an aggregate of 1,500,000 shares of our common stock at a per share exercise price of $0.12, issued to Trilogy on November 10, 2004. This warrant is exercisable on the earlier of January 1, 2005 or the date on which the registration statement of which this prospectus is a part is effective and expires on November 10, 2006. As long as we have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, Trilogy will not be entitled to exercise this warrant in an amount that, immediately following such purchase, would result in Trilogy beneficially owning 5% or more of our outstanding shares of common stock.

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

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. We maintain controls and procedures designed to ensure that we are able to collect the information required to disclose in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Our Chief Executive and Principle Accounting Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of our controls and procedures which took place as of a date within 80 days prior to the filing date of this report, Chief Executive and Principle Accounting Officers believe that these procedures are effective to ensure that Entrada Networks is able to collect, process and disclose the information we are required to disclose in the reports it files with the SEC within the required time periods.

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

In connection with its audit of, and in the issuance of its report on the Company’s financial statements for the year ended January 31, 2005, our independent auditors identified certain items that it considers to be material weaknesses in the effectiveness of the Company’s internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarize and report financial statements in a timely manner.

These material weaknesses are primarily due to limited resources in the accounting function which: a) limit the level of monitoring and oversight within the accounting function and which restricts the Company’s ability to gather, analyze, reconcile accounts, and report information relative to the financial statement assertions in a timely manner; and b) limit the ability to obtain optimum segregation of duties required to meet the increased public reporting demands. Additionally, the Company’s accounting functions are not centralized or effectively coordinated.

Management is giving serious consideration to the identified material weaknesses and reviewing alternatives that would streamline the accounting functions across the Company’s subsidiaries, and allocate additional resources to be able to perform the accounting functions effectively and in a timely manner.

Part II. Other Information

Item 5. Other Information

    This note is specified in dollar amounts.

    On February 8, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of February 8, 2004 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement (the “Maturity Date”) to March 1, 2005. And, on March 4, 2005 the parties executed another Amendment to Documents, pursuant to which the Maturity Date was extended to March 31, 2005. This was further extended to July 31, 2005. On April 5, 2005, Entrada and Silicon Valley Bank executed that certain Amendment to Loan Documents, effective as of March 31, 2004 (the "Loan Agreement Amendment"), pursuant to which the parties extended the expiration date of the Amended and Restated Loan Agreement to April 30, 2005. As per this Loan Agreement Amendment, the aggregate face amount of all financed receivables outstanding at any time may not exceed $625 thousand, and Silicon Valley Bank has no obligation to make advances to Entrada in excess of $500 thousand in the aggregate at any time outstanding. In addition, interest accrues at an annual rate equal to Silicon Valley Bank’s prime rate plus 8.0% (13.75%).

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

Effective March 30, 2005, Entrada entered into the Fourth Amendment between Entrada and the Lenders that amends the Term Credit Agreement dated March 30, 2004, between Entrada, HKL, HIT, Shelly Singhal ("Mr. Singhal") and SBI (the "Original Credit Agreement"), as amended by the First Amendment to Term Credit Agreement (the "First Amendment"), dated May 14, 2004, between Entrada, SBI and the Lenders identified therein, and as further amended by the Second Amendment to Term Credit Agreement (the "Second Amendment"), dated October 1, 2004, between Entrada, SBI and the Lenders identified therein and as further amended by the Third Amendment Term Credit Agreement (the "Third Amendment"), dated January 29, 2005, between Entrada, SBI and the Lenders identified therein.

Pursuant to the Fourth Amendment, effective March 30, 2005, the Lenders agreed to extend from March 31, 2005 to July 31, 2005 the date on which Entrada must repay all unpaid principal and interest owed by Entrada pursuant to the Original Credit Agreement, as amended.

Pursuant to the Fourth Amendment, effective March 30, 2005, the Lenders agreed to reduce the interest rate to 10% per annum and the balance of 14% to be Paid In Kind which shall be computed and compounded monthly. Currently we owe the Lenders $60 thousand in interest and charges.

In addition, Upon repayment of all amounts payable under the terms of the Term Notes, Lenders will retain 5,000,000 of the 20,500,000 original Warrants issued to SBI Advisors, LLC or its designees, and the balance of unexercised Warrants held by such parties at the time of repayment of the Term Notes will be returned to Borrower. These parties and their warrants holdings are as follows: (1) 3,500,000 with McGovern Living Trust; (2) 3,650,000 with Jon Buttles; (3) 3,250,000 with David F. Evans; and (4) 3,500,000 with Crestwood Children’s Trust. The warrants retained by SBI or its designees shall be the then lowest priced warrants owned by SBI Advisors, LLC or its designees.

On May 31, 2005, (1) Entrada terminated its engagement with Trilogy Capital Partners (Trilogy), (2) Trilogy agreed to return to Entrada 8,500,000 of the original 10,000,000 Warrants issued to Trilogy, and (3) Entrada agreed to Trilogy retaining 1,500,000 of the Warrants.

Certain Cautionary Statements

    Certain statements in this document, including statements in the “Risk Factors,”“Our Business,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but rather reflect current expectations concerning future results and events. Words such as “believes,”“expects,”“intends,”“plans,”“anticipates,”“likely,”“will” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors, including those set forth in the “Risk Factors” section of this document, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements. These factors include, but are not limited to, the technical and commercial success of our current and future products, reliance on vendors and product lines, competition, performance of new products, performance of affiliates and their future operating results, our ability to establish successful strategic alliances, quarterly and seasonal fluctuations, dependence on senior management and possible volatility of stock price. These factors are discussed generally in greater detail under the caption “Risk Factors” in this document.

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

We anticipate that our available cash resources may not be sufficient to meet our presently anticipated capital requirements for the next twelve months. We have suffered recurring losses from operations. As of April 30, 2005 we had a negative working capital of $1,708 thousand. We recognize that in order to meet our capital requirements, and continue to operate, additional funding is necessary. We are exploring additional sources of liquidity, through debt and equity financing alternatives. If we are (i) unable to grow our business or improve our operating cash flows as expected, (ii) unsuccessful in restructuring all or the necessary and required portion of the debt repayments due in July 2005 in the aggregate amounts of $1,815 thousand in principal and interest, or (iii) unable to raise additional funds through offerings of our common stock or exercise of outstanding warrants, then we may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to us and our stockholders.

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

We rely on a relatively limited number of customers, and the loss of any significant customer could materially and adversely affect our business and financial condition. Historically, we have derived a significant portion of our revenues and accounts receivable from a relatively limited number of customers. The loss of one or more of these customers, or their inability to pay for our products and services, could have a material and adverse effect on our operating and financial results. In fact, Cisco Systems, our single largest customer during the fiscal year ended January 31, 2004, discontinued purchasing an adapter card from us starting from the third quarter of our fiscal year ended January 31, 2004. During the twelve months ended January 31, 2004, Cisco Systems accounted for approximately 56.7% of our consolidated net revenues, whereas during the twelve months ended January 31, 2005 and the three months ended April 30, 2005, it accounted for 0% of our net revenues.

Our industry is highly competitive, and we may not have the resources required to compete successfully. The market for network connectivity products and services and storage area network transport equipment is extremely competitive and we expect competition to continue to intensify in the future. Our primary competitors include Adaptec, Intel Corporation, Interphase, CNT, ADVA, Ciena, TransMode, Pandatel, Finisar, and MRV Communications. We may also face competition from a number of other companies that have announced plans for new products to address the same problems that our products address. Many of our current and potential competitors have significantly greater resources, name recognition and customer relationships than us. In particular, established companies in the telecommunications equipment or computing industries may seek to expand their product offerings by designing and selling products using competitive technology that could render our products obsolete or have a material adverse effect on our revenues.

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

Except for the fiscal year ending January 31, 2003, we incurred net operating losses over the recent past and may experience future losses. We have incurred losses from operations during the three months ended April 30, 2005 of $512 thousand, during the twelve months ended January 31, 2005 of $2,480 thousand and during the twelve months ended January 31, 2004 of approximately $2,041 thousand. We have financed these losses through a combination of debt issuances, bank lines of credit and security placements. However, there can be no assurance that our working capital requirements will not exceed our ability to generate sufficient cash to support our requirements and the needed capital will have to be obtained from additional external sources.

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

We rely heavily on our management and board of directors, and the loss of any of their services could materially and adversely affect our business. Our success is highly dependent upon the continued services of key members of our management and board of directors, including our Chairman of the Board, Chief Executive Officer and President, Dr. Kanwar J.S. Chadha, Mr. James Dziak, President of Microtek Systems, Inc., a wholly-owned subsidiary of our Torrey Pines subsidiary, Mr. Raj Ganti, Chief Technology Officer, and Mr. Jim Loofbourrow, Vice President of Finance. The loss of Dr. Chadha, Mr. Dziak, Mr. Ganti, or Mr. Loofbourrow or one or more other key members of our management or board of directors could have a material adverse effect on us because each of these individuals has experience and skills upon which we draw heavily in our day-to-day operations and/or strategic planning activities. We do not maintain key-man life insurance policies on any member of management. Our ability to pay cash compensation to retain key members of our management and board of directors is limited by our cash flows.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors. The stock market as a whole, and individual stocks in particular historically have experienced extreme price and volume fluctuations, which often have been unrelated to the performance of the related corporations. During the three months ended April 30, 2005 the high and low closing sale prices of our common stock were $0.18 and $0.09, respectively and for the fiscal year ended January 31, 2005, the high and low closing sale prices of our common stock were $0.38 and $0.08, respectively. The market price of our common stock may exhibit significant fluctuations in the future in response to various factors, many of which are beyond our control, and which include:

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

Shares of our common stock eligible or to become eligible for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities. As of April 30, 2005, we had outstanding 16,805,076 shares of common stock, a substantial portion of which were unrestricted, were eligible for resale under Rule 144 of the Securities Act of 1933, or were registered for resale or issued with registration rights. Disregarding beneficial ownership limitations that apply to some holders of our derivative securities, as of April 30, 2005, we also had outstanding options and warrants that were exercisable for or convertible into approximately 24,178,275 shares of common stock, nearly all of which were issued with registration rights. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

We may authorize a significant number of additional shares of common stock. On January 27, 2005, our stockholders voted at our annual meeting of stockholders in favor of a proposal to amend our Amended and Restated Certificate of Incorporation, as amended to date, to increase the number of our authorized shares of common stock from 50,000,000 to 150,000,000. As of April 30, 2005, we had issued and outstanding 16,805,076 shares of common stock, as well as stock options and warrants to acquire an aggregate of 24,178,275 additional shares of common stock. Increasing the number of authorized shares of our common stock enables our Board of Directors to issue additional shares of our common stock up to the number of authorized shares, the effect of which will be to dilute the share holdings of our stockholders, which may adversely affect the market price of our stock.

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

     Our Form 8-K filed February 1, 2005 reporting on the January 27, 2005 annual meeting.

     Our Form 8-K filed February 4, 2005 reporting on our 3rd loan amendments.

     Our Form 8-K filed February 10, 2005 reporting on our bank loan amendment and our auditor change.

     Our Form 8-K filed February 24, 2005 reporting on our new auditors.

     Our Form 8-K filed April 18, 2005 reporting on our 4th loan amendment and Silicon Valley Bank loan amendment.

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

ENTRADA NETWORKS, INC.

By: _/s/ James G. Loofbourrow
James G. Loofbourrow
Principle Accounting Officer

Date: July 18, 2005

SUBSIDIARIES OF THE REGISTRANT

Rixon Networks, Inc., a Delaware corporation
Sync Research, Inc., a Delaware corporation
Torrey Pines Networks, Inc., a Delaware corporation
Microtek Systems, Inc. a Wisconsin corporation